Form 10-Q
period 2007-09-30
Danvers Bancorp, Inc.
filed 2007-12-28
CIK 1410703

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33896

DANVERS BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts (State or Other Jurisdiction of Incorporation of Organization)	04-3445675 (I.R.S Employer Identification No.)
One Conant Street, Danvers, Massachusetts (Address of Principal Executive Officers)	01923 (Zip Code)
(978) 777-2200 Registrant's telephone number, including area code

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and lard accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of December 28, 2007, there were no shares of the registrant's common stock outstanding.

EXPLANATORY NOTE

        Danvers Bancorp, Inc. (the "Company") filed a Registration Statement on Form S-1 (File No. 333-145785) (the "Registration Statement"), as amended, with the Securities and Exchange Commission (the "SEC"), which the SEC declared effective on November 13, 2007. The Registration Statement included unaudited consolidated financial statements of Danvers Bancorp, Inc., a Massachusetts-chartered mutual holding company (the "MHC"), Danversbank, a Massachusetts-chartered savings bank, and the wholly-owned subsidiaries of Danversbank and the predecessors of these entities for the interim period ended June 30, 2007. Therefore, the Company is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first quarter subsequent to the quarter reported in the Registration Statement.

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

        The Company, a Delaware corporation, was incorporated on August 31, 2007 by the MHC and Danversbank to be the holding company for Danversbank upon completion of the MHC's conversion from a mutual bank holding company to a stock bank holding company. At September 30, 2007, the Company had no assets and conducted no operations, and, therefore, the information presented in this report relates to the MHC and Danversbank. Unless otherwise specified or the context otherwise requires, the use herein of the terms "we," "our," "us" and the "Company" when referring to time periods up to the conversion refer to the MHC, its consolidated subsidiary Danversbank, and/or their predecessors. The use of such terms when referring to time periods after the conversion refer to Danvers Bancorp, Inc., a Delaware corporation, and its consolidated subsidiary Danversbank. Following the MHC's conversion from the mutual to stock form of organization, the Company will own all of Danversbank's capital stock and will direct, plan, and coordinate Danversbank's business activities. See note 1 to the unaudited consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006
	(In thousands)
ASSETS
Cash and cash equivalents	$24,597	$45,120
Securities available for sale	354,943	273,083
Loans held for sale	—	751
Loans	876,532	881,526
Less allowance for loan losses	(8,871)	(10,412)

Loans, net	867,661	871,114

Federal Home Loan Bank stock, at cost	9,922	10,742
Premises and equipment, net	19,050	17,973
Bank-owned life insurance	23,328	22,694
Other real estate owned	2,877	—
Accrued interest receivable	7,129	6,627
Deferred tax asset, net	7,602	8,274
Other assets	7,033	6,219

	$1,324,142	$1,262,597

LIABILITIES AND RETAINED EARNINGS
Deposits:
Demand deposits	$126,810	$116,292
Savings and NOW accounts	167,743	155,998
Money market accounts	338,566	301,922
Term certificates over $100,000	211,892	248,172
Other term certificates	140,295	130,836

Total deposits	985,306	953,220
Short-term borrowings	75,957	30,934
Long-term debt	148,550	167,899
Subordinated debt	29,965	29,965
Accrued expenses and other liabilities	14,409	15,500

	1,254,187	1,197,518

Retained earnings	70,064	66,859
Accumulated other comprehensive loss	(109)	(1,780)

	69,955	65,079

	$1,324,142	$1,262,597

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Interest and dividend income:
Interest and fees on loans	$16,064	$16,322	$47,818	$46,087
Interest on debt securities:
Taxable	3,882	2,455	10,030	6,629
Non-taxable	185	35	400	72
Dividends on equity securities	171	246	532	455
Interest on cash equivalents	119	363	377	669

Total interest and dividend income	20,421	19,421	59,157	53,912

Interest expense:
Interest on deposits:
Savings and NOW accounts	452	225	1,057	612
Money market accounts	3,642	2,590	10,252	6,971
Term certificates	4,273	4,492	12,771	11,095
Interest on short-term borrowings	244	170	663	1,162
Interest on long-term debt and subordinated debt	2,444	2,649	7,197	6,806

Total interest expense	11,055	10,126	31,940	26,646

Net interest income	9,366	9,295	27,217	27,266
Provision for loan losses	225	225	450	675

Net interest income, after provision for loan losses	9,141	9,070	26,767	26,591

Non-interest income:
Service charges on deposits	692	607	1,907	1,728
Loan servicing fees	68	80	197	189
Gain on sales of loans	13	153	186	296
Net loss on sales of securities	—	—	(16)	—
Change in fair value of derivative financial instruments	—	250	—	225
Gain (loss) on limited partnership investments	—	(68)	—	2
Net increase in cash surrender value of bank-owned life insurance	189	220	634	559
Other operating income	359	257	1,055	739

Total non-interest income	1,321	1,499	3,963	3,738

Non-interest expenses:
Salaries and employee benefits	5,239	5,286	15,972	15,791
Occupancy	1,133	1,157	3,307	3,297
Equipment	731	612	2,091	1,882
Outside services	113	171	386	473
Other operating expense	1,674	1,665	5,034	4,844

Total non-interest expenses	8,890	8,891	26,790	26,287

Income before provision for income taxes	1,572	1,678	3,940	4,042
Provision for income taxes	247	272	735	671

Net income	$1,325	$1,406	$3,205	$3,371

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
(Unaudited)

	Retained Earnings (Restated)	Accumulated Other Comprehensive Income (Loss) (Restated)	Total Retained Earnings (Restated)
	(In thousands)
Balance at December 31, 2005, as previously reported	$62,803	$(3,769)	$59,034
Cumulative effect relating to derivative transaction	(181)	181	—

Balance at December 31, 2005 as restated	62,622	(3,588)	59,034
Comprehensive income:
Net income	3,371	—	3,371
Net unrealized gain on securities available for sale, net of tax effect	—	1,463	1,463

Total comprehensive income			4,834

Balance at September 30, 2006	$65,993	$(2,125)	$63,868

Balance at December 31, 2006	$66,859	$(1,780)	$65,079

Comprehensive income:
Net income	3,205	—	3,205
Net unrealized gain on securities available for sale, net of reclassification and tax effect	—	1,644	1,644
Change in fair value and amortization of derivative used for cash flow hedge, net of tax effect	—	27	27

Total comprehensive income			4,876

Balance at September 30, 2007	$70,064	$(109)	$69,955

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$3,205	$3,371
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	450	675
Depreciation and amortization	2,516	2,366
Amortization of net deferred loan fees and costs	(588)	(663)
Deferred tax benefit	(355)	1,455
Amortization of core deposit intangible and servicing rights	161	189
Accretion of securities, net	(42)	(98)
Net loss on sales of securities	16	—
Change in fair value of derivative financial instruments	—	(225)
Loans originated for sale	(9,250)	(10,920)
Proceeds from sale of loans originated for sale	10,001	11,710
Changes in other assets and liabilities:
Accrued interest receivable	(502)	(678)
Other assets and bank-owned life insurance	(1,609)	(1,837)
Accrued expenses and other liabilities	(1,091)	(724)

Net cash provided by operating activities	2,912	4,621

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	85	—
Maturities, prepayments and calls	138,935	71,047
Purchases	(218,156)	(99,895)
Redemption (purchase) of Federal Home Loan Bank stock	820	(1,847)
Funds advanced on other real estate owned	(383)	—
Net loan (originations) payments	1,097	(73,724)
Purchase of premises and equipment	(3,593)	(1,511)

Net cash used in investing activities	(81,195)	(105,930)

(continued)
The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Term certificates	$(26,821)	$124,989
Other deposits	58,907	(60,769)
Short-term borrowings	45,023	(78,981)
Activity in long-term debt:
Proceeds from advances	5,200	128,967
Payment of advances	(24,549)	(26,870)
Proceeds from the issuance of subordinated debt	—	5,155

Net cash provided by financing activities	57,760	92,491

Change in cash and cash equivalents	(20,523)	(8,818)
Cash and cash equivalents at beginning of period	45,120	35,115

Cash and cash equivalents at end of period	$24,597	$26,297

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$32,859	$26,343
Income taxes	1,209	1,508
Supplementary disclosure of non-cash financing and investing activities:
Unsettled securities transactions	—	4,977
Transfers from loans to other real estate owned	2,494	—

The accompanying notes are an integral part of these consolidated financial statements.

RESTATEMENT OF DERIVATIVE TRANSACTIONS

        The accompanying consolidated financial statements for 2006 have been restated to reclassify changes in fair value of a swap contract, entered into by the Company in 2003, from other comprehensive income to net income. Total comprehensive income for all periods presented remains unchanged, and there is no impact on the Company's assets, liabilities or total capital (retained earnings plus accumulated other comprehensive income) for the periods presented. After further review, management determined that the Company had not sufficiently documented its hedge strategy to qualify the swap agreement for hedge accounting treatment under SFAS 133.

NOTES TO CONSOLIDATED FINANACIAL STATEMENTS

1. Basis of Presentation

        The accompanying unaudited consolidated interim financial statements include the accounts of the MHC and Danversbank. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

        In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the reporting interim periods have been included. The consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financials statements prepared in accordance with GAAP have been omitted. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company's Registration Statement on Form S-1 (the "Registration Statement"), as amended, which the Securities and Exchange Commission (the "SEC") declared effective on November 13, 2007. The Registration Statement included financial statements for the interim period ended June 30, 2007. The results of operation for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

2. Plan of Conversion and Change in Corporate Form

        On June 15, 2007, the Board of Trustees of Danversbank and the Board of Directors of the MHC adopted a Plan of Conversion (the "Plan") whereby the MHC will convert to a Delaware-chartered stock corporation, Danvers Bancorp, Inc. (DBI) and DBI will become the holding company of Danversbank and offer up to 14,950,000 shares (subject to adjustment to 17,195,500 shares) of common stock on a priority basis to qualifying depositors, tax-qualified employee plans, and employees, officers and directors of Danversbank and the MHC, with any remaining shares to be offered to the public in a direct community offering and possibly in a syndicated community offering (the "Conversion") at a price of $10.00 per share.

        As part of the Conversion, Danversbank will establish a liquidation account in an amount equal to the net worth of Danversbank as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at Danversbank after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

        Subsequent to the Conversion, the Company may not declare or pay dividends on, and may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

        Conversion costs will be deferred and reduce the proceeds from the shares sold in the Conversion. If the Conversion is not completed, all costs will be expensed. As of September 30, 2007 Conversion costs amounting to $972,000 have been incurred and are included in other assets in the accompanying balance sheet.

        As part of the Conversion, the Company intends to implement an employee stock ownership plan and other benefit and salary continuation plans for directors, officers and employees. In addition, as part of the Conversion, the Company intends to form a charitable foundation (the "Foundation") by donating to the Foundation a number of shares of its authorized but unissued common stock in an amount equal to 5% of the number of shares of common stock sold in the offering, up to a maximum of 650,000 shares, and $350,000 in cash.

3. Recent Accounting Pronouncements

        In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 156, "Accounting for Servicing of Financial Assets", which amends FASB Statement No. 140. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur (the "fair value method"). This Statement also requires additional disclosures for all separately recognized servicing rights and is effective for new transactions occurring and for subsequent measurement at the beginning of the Company's 2007 calendar year. Management did not adopt the fair value method of accounting for its servicing rights, and as a result this Statement did not have an impact on the Company's consolidated financial statements.

        In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 was adopted by the Company on January 1, 2007 and did not have a material impact on the Company's consolidated financial statements.

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company's consolidated financial statements.

        On February 15, 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which provides companies with an option to report selected financial assets and liabilities at fair value. Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for the Company's 2008 calendar year with early adoption in 2007 permitted and is not expected to have a material impact on the Company's consolidated financial statements.

        The Company is the sole owner of life insurance policies pertaining to certain of the Company's executives. The Company has entered into agreements with these executives whereby the Company will pay to the executives' estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies. No liability has been recognized on the consolidated balance sheet for such death benefits. In September 2006, the FASB ratified EITF Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". This Issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007 and this Statement is not expected to have a material impact on the Company's consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis discusses the financial position and results of operation of the Company, and should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1 of Part 1 of this report and the consolidated financial statements of Danversbank and the notes thereto included in the Company's Registration Statement filed on Form S-1 for the year ended December 31, 2006, including note 2 which describes Danversbank's significant accounting policies, including its use of estimates.

Forward-Looking Statements

        This Form 10-Q contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include statements of our goals, intentions and expectations, statements regarding our business plans and prospects and growth and operating strategies, statements regarding the asset quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events significantly increased competition among depository and other financial institutions, inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments, general economic conditions, either nationally or in our market areas, that are worse than expected, adverse changes in the securities markets, legislative or regulatory changes that adversely affect our business, our ability to enter new markets successfully and take advantage of growth opportunities, changes in consumer spending, borrowing and savings habits, changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board, and changes in our organization, compensation and benefit plans. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

        The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses and the valuation of the deferred tax assets.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

        Total Assets.    Total assets increased by $61.5 million, or 4.9%, to $1.32 billion at September 30, 2007 from $1.26 billion at December 31, 2006. This increase was primarily due to an increase in securities available for sale and was partially offset by a decrease in cash and cash equivalents.

        Cash and Cash Equivalents.    Cash and cash equivalents declined by $20.5 million, or 45.5%, to $24.6 million at September 30, 2007 from $45.1 million at December 31, 2006, as we used these assets to fund the purchase of securities.

        Securities.    The securities portfolio aggregated $354.9 million at September 30, 2007, an increase of $81.8 million, or 30.0%, from $273.1 million at December 31, 2006. This increase was due to Danversbank's decision to take advantage of favorable yields available on mortgage-backed securities and municipal bonds. Within the portfolio, obligations of government-sponsored enterprises decreased by $23.0 million, mortgage-backed securities increased by $93.1 million and municipal bonds increased by $12.1 million.

        Net Loans.    Net loans as of September 30, 2007 were $867.7 million, a decrease of $3.4 million, or 0.4%, from net loan balances of $871.1 million as of December 31, 2006. Overall loan demand was lower than anticipated for the first nine months of 2007. A decrease in Danversbank's construction loan portfolio of $16.4 million over the first nine months of 2007 was partially offset by an increase in residential real estate and C&I loans of $4.6 million and $8.3 million, respectively. Despite Danversbank's continuing commitment to grow its C&I and commercial real estate segments, there continues to be considerable competition, especially for permanent commercial real estate financing, in Danversbank's primary markets. We continued to allow our construction loan portfolio to payoff without replacing these loans due to our concerns about the inventory of single-family residential properties and residential condominiums in our primary lending markets.

        Deposits.    Danversbank's deposit growth remained strong through the first nine months of 2007. Total deposits increased by $32.1 million to $985.3 million at September 30, 2007, an increase of 3.4% from a balance of $953.2 million at December 31, 2006. We experienced the largest increase in money market accounts, which increased by $36.6 million, and to a lesser extent in demand deposit accounts and savings and NOW accounts, which increased by $10.5 million and $11.7 million, respectively. The increases in these three deposit categories were partially offset by a reduction in the total term certificates of $26.8 million. Danversbank continued to focus on attracting commercial and personal checking as well as money market accounts in 2007. This has allowed us to reduce our reliance on higher cost term certificates.

        Borrowed Funds.    Danversbank relies on borrowings from the Federal Home Loan Bank of Boston, or FHLBB, as an additional funding source as liquidity needs arise. The balance of these borrowings will fluctuate depending on Danversbank's ability to attract deposits, coupled with the amount of loan demand in the market and other investment opportunities. Funds borrowed from the FHLBB increased by $22.7 million to $190.6 million at September 30, 2007, a 13.5% increase from a balance of $167.9 million at December 31, 2006. The increase in the securities portfolio was primarily funded by additional FHLBB advances.

        Danversbank's borrowings include securities sold under agreements to repurchase, or repurchase agreements. Repurchase agreements are contracts for the sale of securities owned by Danversbank, in this case large commercial deposit customers, with an agreement to repurchase those securities at an agreed upon price and date. Danversbank uses repurchase agreements as an alternative funding tool and as a means of offering some of our commercial deposit customers a commercial sweep checking product. As of September 30, 2007, Danversbank had outstanding $34.0 million in overnight repurchase agreements, an increase of $3.1 million or 10.0% from $30.9 million at December 31, 2006.

        Retained Earnings.    Retained earnings increased by $4.9 million to $70.0 million at September 30, 2007 from a balance of $65.1 million as of December 31, 2006. This increase in retained earnings was due to our net income for the first nine months of $3.2 million coupled with a $1.7 million decrease in the net unrealized loss on available for sale securities.

Comparison of Operating Results for the Three Months and Nine Months Ended September 30, 2007 and September 30, 2006

        Net Income.    Net income for the three months ended September 30, 2007 was $1.3 million, a decrease from net income of $1.4 million for the three months ended September 30, 2006. This decrease was primarily the result of a decrease in non-interest income that is described below.

        Net income decreased by $166,000 to $3.2 million for the nine months ended September 30, 2007 from $3.4 million for the nine months ended September 30, 2006. An increase in non-interest income of $225,000 and a reduction in the provision for loan losses of $225,000 were largely offset by increases in non-interest expense and provision for income taxes of $503,000 and $64,000, respectively.

        Net Interest Income.    Net interest income for the three months ended September 30, 2007 increased to $9.4 million from $9.3 million for the three months ended September 30, 2006. Average interest-earning assets increased $11.3 million between the two periods. The slight increase of $71,000 in net interest income resulted from a $93,000 increase due to volume and a $22,000 decrease due to rate of interest-earning assets and interest-bearing liabilities. Our net interest margin was 3.05% for the three months ended September 30, 2007 compared to 3.06% for the three months ended September 30, 2006, reflecting the impact of a decrease in our net interest rate spread to 2.62% from 2.70% during the same periods, respectively.

        Net interest income for the nine months ended September 30, 2007 and 2006 was $27.2 million and $27.3 million, respectively. Average interest-earning assets increased $16.1 million between the two periods. The slight decrease of $49,000 in net interest income is directly attributable to a 5 basis point decrease in our net interest margin. Our net interest margin was 3.07% for the nine months ended September 30, 2007 compared to 3.12% for the nine months ended September 30, 2006. The lower net interest margin was due to average yields on interest-earning assets generally increasing at a slower pace than the average cost of funds between the comparative nine months periods.

        Interest and Dividend Income.    Interest income increased $1.0 million, or 5.1%, to $20.4 million for the three months ended September 30, 2007 from $19.4 million for the three months ended September 30, 2006. The increase was primarily due to the yield on interest-earning assets increasing by 26 basis points. Loans decreased on average by $18.0 million between the two periods, along with an increase in the average balances of securities of $47.9 million and a decrease in cash equivalents of $18.0 million. The average yield on loans increased from 7.32% for the three months ended September 30, 2006 to 7.35% for the same period in 2007, and the overall yield on interest-earning assets increased from 6.39% to 6.65% for the 2006 and 2007 periods, respectively.

        Interest income increased $5.2 million, or 9.7%, to $59.2 million for the nine months ended September 30, 2007 from $53.9 million for the nine months ended September 30, 2006. Loans decreased on average by $1.9 million between the two periods, along with an increase in the average balances of securities of $28.0 million and a decrease in cash equivalents of $9.9 million. In the absence of strong loan demand, Danversbank has increased its securities portfolio and has funded these purchases with a mix of deposits and borrowings. The average yield on loans increased from 7.22% for the nine months ended September 30, 2006 to 7.51% for the same period in 2007, and the overall yield on interest-earning assets increased from 6.17% to 6.68% for the 2006 and 2007 periods, respectively.

        Interest Expense.    Interest expense for the three months ended September 30, 2007 increased by $929,000, or 9.2%, to $11.1 million compared to interest expense of $10.1 million for the three months ended September 30, 2006. Average interest-bearing liabilities decreased by $287,000 between the two periods and this resulted in an $112,000 decrease in interest expense. An increase of 34 basis points, or 9.2%, in the average cost of Danversbank's interest-bearing liabilities resulted in an increase in interest expense of $1.0 million. The average cost of deposits increased from 3.44% for the three months ended September 30, 2006 to 3.84% for the same period in 2007, and the overall rates on interest-bearing liabilities increased from 3.69% to 4.03% for the 2006 and 2007 periods, respectively.

        Interest expense for the nine months ended September 30, 2007 increased by $5.3 million, or 19.9%, to $31.9 million compared to interest expense of $26.6 million for the nine months ended September 30, 2006. Average interest-bearing liabilities increased by $11.7 million between the two periods, and this increase resulted in a $908,000 increase in interest expense. An increase of 63 basis points, or 18.5%, in the average cost of Danversbank's interest-bearing liabilities resulted in an increase in interest expense of $4.4 million. The average cost of deposits increased from 3.07% for the nine months ended September 30, 2006 to 3.82% for the same period in 2007, and the overall costs on interest-bearing liabilities increased from 3.40% to 4.03% for the 2006 and 2007 periods, due primarily to repricing of interest-bearing liabilities.

        Provision for Loan Losses.    Danversbank records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb probable losses inherent in the loan portfolio. Danversbank recorded $225,000 in loan loss provisions during each of the three months ended September 30, 2007 and 2006. Provisions in both periods were reflective of the change in the loan portfolio composition, an evaluation of the quality of the loan portfolio, and net charge offs, the difference between loan charge-offs net of recoveries on loans previously charged off. Net charge-offs were $1.7 million and $44,000 for the three months ended September 30, 2007 and 2006, respectively. In August 2007, Danversbank foreclosed on a single construction loan in the amount of $3.6 million, and a charge to the allowance of $1.4 million was recorded following the auction based on the most recent valuation and estimated cost of completion. This charge-off was fully reserved for at June 30, 2007. Asset quality for the comparable time periods was essentially unchanged. At September 30, 2007, the allowance for loan losses totaled $8.9 million, or 1.01% of the loan portfolio, compared to $10.5 million, or 1.17%, of total loans at September 30, 2006.

        Danversbank recorded $450,000 and $675,000 in loan loss provisions during the nine months ended September 30, 2007 and 2006, respectively. Provisions in both periods were reflective of a change in the loan portfolio composition, an evaluation of the quality of the loan portfolio, and net charge offs, the difference between loan charge-offs and recoveries on loans previously charged off. Net charge-offs were $2.0 million and $294,000 for the nine months ended September 30, 2007 and 2006, respectively (see previous paragraph relating to foreclosed property).

        Non-interest Income.    Non-interest income for the three months ended September 30, 2007 decreased by $178,000 or 11.9% to $1.3 million, compared to $1.5 million for the three months ended September 30, 2006. Danversbank experienced a decrease of $140,000 in gains on the sale of loans due to a lower volume of sales and a decrease of $32,000 in income on our bank-owned life insurance holdings, or BOLI. Developing reliable and stable sources of non-interest income to complement Danversbank's primary lines of business has been an area of particular focus over the past twelve months.

        Non-interest income for the nine months ended September 30, 2007 increased by $225,000 or 6.02% to $4.0 million, compared to $3.7 million for the nine months ended September 30, 2006. Danversbank experienced increases across all non-interest income categories between the two periods. This increase was a result of the bank's focus on increasing fee income. Service charges on deposit accounts increased by $178,000, cash surrender value income on our bank-owned life insurance holdings, or BOLI, increased $76,000, income from nondeposit investment products and services (through Danversbank's arrangement with Raymond James Financial Services) increased $105,000, and debit card income increased $125,000 between the two periods.

        Non-interest Expense.    Non-interest expense was unchanged at $8.9 million between the three months ended September 30, 2007 and 2006. We experienced a decrease in salaries and employee benefits, occupancy and other outside services expenses of $47,000, $23,000 and $58,000, respectively. Danversbank implemented a salary freeze for all officer-level positions at the end of 2006 in response to the industry-wide margin compression that has impacted all banks over the past few years. Equipment and other operating expenses increased by $119,000 and $9,000, respectively. The increase in equipment expense reflects our ongoing commitment to technology as a means of growing the franchise.

        Non-interest expense increased by $503,000, or 1.9%, to $26.8 million for the nine months ended September 30, 2007, compared to $26.3 million for the nine months ended September 30, 2006. Salaries and employee benefits constituted the largest component of our non-interest expense. Salaries and employee benefits expense increased $181,000, or 1.1%, to $16.0 million for the nine months ended September 30, 2007. This increase was primarily due to higher health care costs. Equipment expense increased $209,000 to $2.1 million for the first nine months of 2007 and reflects our ongoing commitment to technology as a means of growing the franchise. Other operating expense increased by $103,000 between the two periods and reflects increases in supplies, other outside services, including consulting, audit and legal services, and other general and administrative expenses commensurate with the growth of the business.

        Income Taxes.    Income tax expense was $248,000 for the three months ended September 30, 2007, a decrease of $25,000, compared to $272,000 for the three months ended September 30, 2006. The effective tax rate for the three months ended September 30, 2007 was 15.7% compared to 16.2% for the same period in 2006. The decrease is a reflection of a combination of tax planning strategies that have been in place for the past few years.

        Income tax expense was $735,000 for the nine months ended September 30, 2007, an increase of $64,000 or 9.5%, compared to $671,000 for the nine months ended September 30, 2006. The combined federal and state effective tax rates were 18.7% and 16.6% for the nine months ended September 30, 2007 and 2006, respectively. Our relatively low corporate tax rates for both periods are a reflection of a combination of tax planning strategies that have been in place for the past few years.

        The following tables sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. Danversbank does not accrue interest on loans on non-accrual status, however, the balance of these loans is included in the total average balance, which has the effect of lowering average loan yields.

        The following table summarizes average balances and average yields and costs for the three months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,
	2007				2006
	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate(1)	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate(1)
	(Unaudited) (Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$9,869		$119	4.80%	$27,858		$363	5.17%
Debt securities:(2)
U.S. Government	2,005		24	4.67	2,483		27	4.37
Gov't-sponsored enterprises	203,492		2,423	4.72	252,113		2,158	3.40
Mortgage-backed	106,548		1,431	5.33	24,020		265	4.38
Municipal bonds	18,246		185	4.03	3,702		35	3.75
Other	328		4	5.11	364		5	5.85
Equity securities	10,495		171	6.46	11,131		246	8.76
Real estate mortgages(3)	554,118		9,889	7.08	580,342		10,443	7.14
C&I loans(3)	258,510		5,434	8.34	261,106		5,297	8.05
IRBs(3)	44,310		549	4.92	33,030		395	4.75
Consumer loans(3)	9,571		192	7.95	10,001		187	7.41

Total interest-earning assets	1,217,492		20,421	6.65	1,206,150		19,421	6.39

Allowance for loan losses	(9,680)				(10,379)

Total earning assets less allowance for loan losses	1,207,812				1,195,771
Non-interest-earning assets	82,350				75,979

Total assets	$1,290,162				$1,271,750

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	$166,948		$452	1.07	$169,635		$225	0.53
Money market accounts	349,224		3,642	4.14	273,539		2,590	3.76
Term certificates(4)	348,146		4,273	4.87	400,819		4,492	4.45

Total Deposits	864,318		8,367	3.84	843,993		7,307	3.43
Borrowed funds:
Short-term borrowings	45,089		244	2.15	42,152		170	1.60
Long-term debt	149,110		1,782	4.74	176,097		2,073	4.67
Subordinated debt	29,965		662	8.76	26,528		576	8.61

Total Interest-bearing liabilities	1,088,482		11,055	4.03	1,088,770		10,126	3.69

Non-interest-bearing deposits	125,433				112,759
Other non-interest-bearing liabilities	9,122				8,506

Total non-interest-bearing liabilities	134,555				121,265

Total liabilities	1,223,037				1,210,035
Equity	67,125				61,715

Total liabilities and equity	$1,290,162				$1,271,750

Net interest income			$9,366				$9,295

Net interest rate spread(5)				2.62%				2.70%

Net interest-earning assets(6)	$129,010				$117,380

Net interest margin(7)				3.05%				3.06%

Ratio of interest-earning assets to total interest-bearing liabilities	1.12	x			1.11	x

(1)
Yields and rates are annualized.
(2)
Average balances are presented at average amortized cost.
(3)
Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(4)
Term certificates include brokered and non-brokered CDs.
(5)
Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities at the period indicated.
(6)
Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(7)
Net interest margin represents net interest income divided by average total interest-earning assets.

        The following table summarizes average balances and average yields and costs for the nine months ended September 30, 2007 and 2006.

	For the Nine Months Ended September 30,
	2007				2006
	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate(1)	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate(1)
				(Unaudited) (Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$9,129		$377	5.53%	$19,015		$669	4.70%
Debt securities:(2)
U.S. Government	2,456		86	4.66	2,726		76	3.74
Gov't-sponsored enterprises	204,296		6,710	4.39	243,936		5,806	3.18
Mortgage-backed	80,209		3,219	5.37	22,980		731	4.25
Municipal bonds	13,280		400	4.03	2,620		72	3.68
Other	369		15	5.51	361		16	6.06
Equity securities	10,493		532	6.77	10,528		455	5.78
Real estate mortgages(3)	552,891		29,636	7.17	576,255		30,246	7.02
C&I loans(3)	258,539		16,051	8.30	249,416		14,256	7.64
IRBs(3)	42,192		1,546	4.90	30,848		1,085	4.70
Consumer loans(3)	9,971		585	7.84	9,012		500	7.41

Total interest-earning assets	1,183,825		59,157	6.68	1,167,697		53,912	6.17

Allowance for loan losses	(10,147)				(10,257)

Total earning assets less allowance for loan losses	1,173,678				1,157,440
Non-interest-earning assets	78,725				73,578

Total assets	$1,252,403				$1,231,018

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	$163,189		$1,057	0.87	$178,846		$612	0.46
Money market accounts	329,497		10,252	4.16	276,711		6,971	3.37
Term certificates(4)	349,486		12,771	4.89	357,042		11,095	4.15

Total Deposits	842,172		24,080	3.82	812,599		18,678	3.07
Borrowed funds:
Short-term borrowings	39,753		663	2.23	61,702		1,162	2.52
Long-term debt	148,895		5,211	4.68	149,382		5,162	4.62
Subordinated debt	29,965		1,986	8.86	25,383		1,644	8.66

Total Interest-bearing liabilities	1,060,785		31,940	4.03	1,049,066		26,646	3.40

Non-interest-bearing deposits	116,926				113,163
Other non-interest-bearing liabilities	9,185				8,327

Total non-interest-bearing liabilities	126,111				121,490

Total liabilities	1,126,293				1,170,556
Equity	126,110				60,462

Total liabilities and equity	$1,252,403				$1,231,018

Net interest income			$27,217				$27,266

Net interest rate spread(5)				2.65%				2.77%

Net interest-earning assets(6)	$123,040				$118,631

Net interest margin(7)				3.07%				3.12%

Ratio of interest-earning assets to total interest-bearing liabilities	1.12	x			1.11	x

(1)
Yields and rates are annualized.
(2)
Average balances are presented at average amortized cost.
(3)
Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(4)
Term certificates include brokered and non-brokered CDs.
(5)
Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities at the period indicated.
(6)
Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(7)
Net interest margin represents net interest income divided by average total interest-earning assets.

        The following table presents the dollar amount of changes in interest income and interest expense for the major categories of Danversbank's interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances).

	Three Months Ended September 30, 2007 vs. 2006			Nine Months Ended September 30, 2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Increase (Decrease)			Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Unaudited) (In thousands)
Interest-earning assets:
Interest-earning cash equivalents	$(235)	$(9)	$(244)	$(348)	$56	$(292)
Debt securities:(1)
U.S. Government	(5)	2	(3)	(8)	18	10
Gov't-sponsored enterprises	(416)	681	265	(943)	1,847	904
Mortgage-backed	911	255	1,166	1,820	668	2,488
Municipal bonds	138	12	150	293	35	328
Other	—	(1)	(1)	—	(1)	(1)
Equity securities	(14)	(61)	(75)	(2)	79	77
Real estate mortgages(2)	(472)	(82)	(554)	(1,226)	616	(610)
C&I loans(2)	(53)	190	137	521	1,274	1,795
IRBs(2)	135	19	154	399	62	461
Consumer loans(2)	(8)	13	5	53	32	85

Total interest-earning assets	(19)	1,019	1,000	559	4,686	5,245

Interest-bearing liabilities:
Savings and NOW accounts	(5)	232	227	(54)	499	445
Money market accounts	716	336	1,052	1,330	1,951	3,281
Term certificates(3)	(591)	372	(219)	(235)	1,911	1,676

Total Deposits	120	940	1,060	1,041	4,361	5,402
Borrowed funds:
Short-term borrowings	12	62	74	(413)	(86)	(499)
Long-term debt	(319)	28	(291)	(17)	66	49
Subordinated debt	75	11	86	297	45	342

Total interest-bearing liabilities	(112)	1,041	929	908	4,386	5,294

Increase (decrease) in net interest income	$93	$(22)	$71	$(349)	$300	$(49)

(1)
Average balances are presented at average amortized cost.
(2)
Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(3)
Term certificates include brokered and non-brokered certificates of deposit.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Exposure to market interest rate risk is managed by the Danversbank through periodic evaluations of the current interest rate risk inherent in its rate-sensitive assets and liabilities, primarily deposits, borrowings, loans and investment securities, coupled with determinations of the level of risk considered appropriate given Danversbank's capital and liquidity requirements, business strategy and performance objectives. Through such management, Danversbank seeks to manage the vulnerability of its net interest income to changes in interest rates.

        The Asset/Liability Committee, or ALCO, chaired by the Chief Financial Officer and comprised of several members of senior management, is responsible for managing interest rate risk. On a quarterly basis, this committee reviews with the board of directors its analysis of our exposure to interest rate risk, the effect subsequent changes in interest rates could have on

Danversbank's future net interest income, key interest rate risk strategies and other activities, and the effect of those strategies on Danversbank's operating results. This committee is also actively involved in Danversbank's planning and budgeting process as well as in determining pricing strategies for deposits and loans. Management is aided in these efforts by the use of an independent third party that convenes with management on a quarterly basis for a complete asset/liability analysis and review.

        The primary method that ALCO uses for measuring and evaluating interest rate risk is an income simulation analysis. This analysis considers the maturity and interest rate repricing characteristics of all of our interest-earning assets and interest-bearing liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Interest rate scenarios tested generally include parallel and flattening/steepening rate ramps over a one-year period, and static, or flat, rates. The simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a two-year period. The simulations also show the net interest income volatility for up to five years.

        For June 30, 2007, we used a simulation model to project changes for three rising and three falling rate scenarios. This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario. In each of these instances, Federal Funds is used as the driving rate. The table below sets forth, as of June 30, 2007, the estimated changes in Danversbank's net interest income that would result.

	Net Portfolio Value(2)			Net Interest Income
		Estimated Increase (Decrease)			Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)(1)	Estimated NPV			Estimated Net Interest Income
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+300bp	$65,917	$(47,570)	-41.9%	$33,857	$(2,314)	-6.4%
+200bp	80,693	(32,794)	-28.9%	34,774	(1,397)	-3.9%
+100bp	96,704	(16,783)	-14.8%	35,541	(630)	-1.7%
0bp	113,487	—	0.0%	36,171	0	0.0%
-100bp	125,528	12,041	10.6%	35,656	(515)	-1.4%
-200bp	134,736	21,249	18.7%	34,939	(1,232)	-3.4%
-300bp	143,308	29,821	26.3%	34,211	(1,960)	-5.4%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.
(2)
NPV is the discounted present value of expected cash flows from interest-earning assets, interest-bearing liabilities and off-balance sheet contracts.

        The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans tied to the Prime rate, which are assumed to re-price immediately and to the same extent as the change in market rates, according to their contracted index. Conversely, we have various transaction account products that would not increase or decrease in the same increments or at the same speed. Money market accounts, as an example, are assumed to increase sooner and in larger increments than savings and NOW accounts. These assumptions are based on our prior experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates. The model begins by disseminating data into appropriate repricing buckets. Assets and liabilities are then assigned a multiplier to simulate how much that particular balance sheet item will reprice when interest rates change. The final step is to simulate the timing effect of assets and liabilities with a month-by-month simulation to estimate the change in interest income and expense over the next 12 months.

        This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It does not incorporate any balance sheet growth, and it assumes that the structure and composition of the balance sheet will remain comparable to the structure at the start of the simulation. It does not account for other factors that might impact this analysis, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change. Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

        For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points. At June 30, 2007, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines. There are inherent shortcomings to income simulations, given the number and variety of assumptions that must be made in performing the analysis. The assumptions relied upon in making these calculations of interest rate sensitivity include the level of market interest rates, the shape of the yield curve, the degree to which certain assets and liabilities with similar attributes react to changes in market interest rates, the degree to which non-maturity deposits, such as checking accounts, react to changes in market rates. Although the analysis shown above provides an indication of Danversbank's sensitivity to interest rate changes at a point in time, these estimates are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on Danversbank's net interest income and may differ from actual results.

Item 4.    Controls and Procedures

        See Item 4T below.

Item 4T.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

        The Company's President and Chief Executive Officer, its Executive Vice President and Chief Operating Officer, and other members of its senior management team have evaluated the effectiveness of the Company's disclosure controls and procedures as defined under the Securities and Exchange Act of 1934 Rules 13(a)-15(e), as amended, (the "Exchange Act"). Based upon their evaluation the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer, the Senior Vice President and Chief Financial Officer, and the First Vice President and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures, as for the end of the period covered by this report, were adequate and effective to provide reasonable assurance that the information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

        The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition and the risk that the degree of compliance with policies or procedures may deteriorate over time. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.

(b)    Changes in Internal Controls Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        None of the Company, the MHC or Danversbank is involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that such proceedings are, in the aggregate, immaterial to our financial condition and results of operations.

Item 1A.    Risk Factors That May Affect Future Results

        For information regarding the Company's risk factors, see "Risk Factors", at pages 16-24 of the Company's prospectus, filed with the SEC pursuant to Rule 424(b)(3) on November 13, 2007 (the "Prospectus"). There have been no material changes in the Company's risk factors during the three months ended September 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

Item 3.    Defaults Upon Senior Securities

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5.    Other Information

        Not applicable.

Item 6.    Exhibits

2.1	Plan of Conversion*
3.1	Certificate of Incorporation of Danvers Bancorp, Inc.*
3.2	By-laws of Danvers Bancorp, Inc.*
4.1	Form of Stock Certificate of Danvers Bancorp, Inc.*
10.1	Danversbank Supplemental Executive Retirement Plan*
10.2	Supplemental Pension Agreement for L. Mark Panella*
10.3	Phantom Stock Plan*
10.4	Nonqualified Deferred Compensation Plan*
10.5	Danversbank SBERA Pension Plan*
10.6	Financial Advisory Agreement*
10.7	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and Kevin T. Bottomley*
10.8	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and James J. McCarthy*
10.9	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and L. Mark Panella*

10.10	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and John J. O'Neil*
10.11	Form of Change in Control Agreement*
10.12	Form of Employee Stock Ownership Plan*
10.13	Form of Employee Stock Ownership Restoration Plan*
10.14	Form of Danvers Bancorp, Inc. Change in Control Severance Pay Plan*
10.15	Form of Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan*
11	No statement regarding earnings per share is included because the Company had no shares outstanding during the quarter ended September 30, 2007.
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President and Chief Operating Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.3	Certification of Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1 (File No. 333-145785), as amended, initially filed with the SEC on September 5, 2007.

Signatures

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danvers Bancorp, Inc.
Date: December 28, 2007	By:	/s/ KEVIN T. BOTTOMLEY
Kevin T. Bottomley President and Chief Executive Officer
Date: December 28, 2007	By:	/s/ JAMES J. MCCARTHY
James J. McCarthy Executive Vice President and Chief Operating Officer
Date: December 28, 2007	By:	/s/ L. MARK PANELLA
L. Mark Panella Senior Vice President and Chief Financial Officer