Form 10-K
period 2007-12-31
Danvers Bancorp, Inc.
filed 2008-03-28
CIK 1410703

Use these links to rapidly review the document
TABLE OF CONTENTS
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number: 001-33896

DANVERS BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts (State or other jurisdiction of incorporation of organization)	04-3445675 (I.R.S Employer Identification No.)
One Conant Street, Danvers, Massachusetts (Address of Principal Executive Officers)	01923 (Zip Code)

(978) 777-2200
Registrant's telephone number, including area code

SECURITIES REGISTERD PERSUANT TO SECTION 12(g) OF THE ACT:
None

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second quarter: Not applicable; the registrant's common stock did not begin trading on the NASDAQ Global Select Market until January 10, 2008.

         As of December 31, 2007, there were no shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Forward-looking statements

        This report contains forward-looking statements, statements which are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

        Forward-looking statements can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include:

  •
  statements of our goals, intentions and expectations;

  •
  statements regarding our business plans and prospects and growth and operating strategies;

  •
  statements regarding the asset quality of our loan and investment portfolios; and

  •
  estimates of our risks and future costs and benefits.

        These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

  •
  significantly increased competition among depository and other financial institutions;

  •
  inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

  •
  general economic conditions, either nationally or in our market areas, that are worse than expected;

  •
  our loan quality and default rates;

  •
  adverse changes in the securities markets;

  •
  legislative or regulatory changes that adversely affect our business;

  •
  our ability to enter new markets successfully and take advantage of growth opportunities;

  •
  changes in consumer spending, borrowing and savings habits;

  •
  changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and

  •
  changes in our organization, compensation and benefit plans.

        Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We discuss these and other uncertainties in "Risk Factors That May Affect Future Results" beginning on page 36. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.    BUSINESS

Danvers Bancorp, Inc.

        Danvers Bancorp, Inc. (the "Company") is a Massachusetts-chartered mutual holding company or MHC. Danvers Bancorp Inc.'s principal activity is the ownership and management of its wholly-owned banking subsidiary, Danversbank, a Massachusetts-chartered savings bank. The executive office of Danvers Bancorp is located at One Conant Street, Danvers, Massachusetts 01923, and its telephone number is (978) 777-2200.

Danversbank

        Danversbank is a Massachusetts-chartered savings bank headquartered in Danvers, Massachusetts. Originally founded in 1850 as a Massachusetts-chartered mutual savings bank, we have grown through acquisitions and internal growth, including de novo branching. In 1998, we converted our charter to a stock savings bank as part of the formation of Danvers Bancorp. We conduct business from our main office located at One Conant Street, Danvers, Massachusetts, and our 14 branch offices located in Andover, Beverly, Boston, Chelsea, Danvers, Malden, Middleton, Peabody, Reading, Revere, Salem, Saugus, Wilmington, and Woburn, Massachusetts. The telephone number at our main office is (978) 777-2200.

General

        Danversbank's deposits are insured by the Federal Deposit Insurance Corporation, or FDIC, as well as by the Depositors Insurance Fund, or DIF. The DIF is a private, industry-sponsored insurance company that insures all deposits over the FDIC's per-depositor limits of $250,000 for self-directed retirement accounts and $100,000 for all other deposit accounts in 69 Massachusetts-chartered savings banks. Danversbank is a member of the Federal Home Loan Bank of Boston, or FHLBB, and is regulated by the FDIC and the Massachusetts Division of Banks.

        Danversbank's business consists primarily of making loans to its customers, including commercial and industrial, or C&I loans, commercial real estate loans, owner-occupied residential mortgages and consumer loans, and investing in a variety of investment securities. Danversbank funds these lending and investment activities with deposits from the general public, funds generated from operations and selected borrowings. Danversbank also provides non-deposit investment products and services, cash management, debit and credit card products and online banking services. Danversbank has four subsidiaries: Conant Ventures, Inc.; Conant Investment Corporation; Danvers Square Investment Corporation; and One Conant Capital LLC.

Stock Conversion

        On June 15, 2007, the Board of Trustees of the Company adopted a Plan of Conversion (the "Plan") whereby the Company would convert to a Delaware-chartered stock corporation and offer Company stock on a priority basis to qualifying depositors, tax-qualified employee plans, and employees, officers and directors of Danversbank and the Company, with any remaining shares to be offered to the public in a direct community offering and possibly in a syndicated community offering (the "Conversion").

        The Conversion closed on January 9, 2008. The Company issued 17,192,500 shares of common stock to subscribers (including tax-qualified employee benefit plans) at the offering price of $10.00 per share. The Company also contributed $350,000 in cash and 650,000 shares of common stock to the Danversbank Foundation (the "Foundation").

        The offering was oversubscribed by qualifying depositors of Danversbank, i.e., depositors having eligible accounts as of February 28, 2006. Accordingly, qualifying depositors had valid orders filled in accordance with the allocation procedures and there were no remaining shares to be offered in a community offering.

        As part of the Conversion, the Company established a liquidation account in an amount equal to the net worth of Danversbank as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at Danversbank after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

        Subsequent to the Conversion, the Company may not declare or pay dividends on, and may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

        Conversion costs have been deferred and have reduced the proceeds from the shares sold in the Conversion. As of December 31, 2007, Conversion costs amounting to $1,371,000 have been incurred and are included in other assets in the accompanying balance sheet.

Market Area and Competition

        As of December 31, 2007, Danversbank was the seventeenth largest bank in the Commonwealth of Massachusetts and the second largest banking franchise headquartered in Essex County. Our corporate headquarters is in Danvers, Massachusetts, located approximately 20 miles north of Boston. Over the past ten years, Danversbank has expanded its footprint to include locations in Middlesex and Suffolk Counties. In September 2001, we acquired RFS Bancorp, Inc., the parent company of Revere Federal Savings Bank. In February 2007, we merged BankMalden, a Massachusetts co-operative bank, into Danversbank. The counties in which Danversbank currently operates include a mixture of rural, suburban and urban markets. The economies of these areas were historically based on manufacturing, but, similar to many areas of the country, the underpinnings of these economies are now more service oriented, with employment spread across many economic sectors including service, finance, health-care, technology, real estate and government.

        While our primary deposit-gathering area is concentrated in Essex and Middlesex Counties in Eastern Massachusetts, our lending area encompasses a somewhat broader market that includes portions of Suffolk County, southern New Hampshire and Rhode Island. We intend to expand geographically into areas contiguous to our existing offices. The majority of our loans are made to customers located in our primary deposit-gathering markets. Our large C&I, commercial real estate and construction lending programs comprise a substantial portion of our total loan portfolio and we intend to continue to focus on the growth of these programs going forward. As of December 31, 2007, loans from these business segments totaled $682.7 million, or 75.1%, of our total loan portfolio. We face substantial competition in our efforts to originate loans and to attract deposits in our primary markets. Achieving meaningful growth is challenging given the number of competitors and the overall decline in the population of our primary market area. We face direct competition from not only locally based community banks but also a significant number of larger financial institutions that have a statewide, regional or national presence. Many of these financial institutions are significantly larger and have greater financial and technological resources than Danversbank. In our commercial real estate lending program, our major competitors also include life insurance companies and to a lesser extent pension funds. We compete with these institutions through competitive pricing coupled with superior service and complemented by very experienced lending teams—especially in the commercial real estate and C&I markets.

Business Strategy

        Our business objective is to continue franchise growth and improve profitability while remaining a community-oriented financial institution that emphasizes personalized customer service. Over the past 10 years, we have expanded our branch network by establishing 7 de novo branches, acquiring 3 branch banking offices through our acquisition of Revere Federal Savings Bank and merger with BankMalden in 2001 and 2007, respectively, and opening a loan production office in Boston. We have also upgraded 3 branch offices by relocating to full-service facilities in more attractive locations. In addition, our total loan portfolio has grown significantly, both through organic growth and the addition of experienced lending officers. In addition to opening new branches, we intend to continue to selectively pursue acquisitions of non-interest income producing businesses and lending groups that will further expand our loan portfolio or grow our banking franchise.

        Key elements of our business strategy include:

        Continue to Expand Our Branch Network.    We plan to continue to expand our retail banking franchise and generate additional deposits by increasing the number of full service branch offices. We currently maintain a main office and fourteen other branch locations, which offer extended hours of operation and increased customer convenience. Our branch network is complimented by a combination of 26 in-branch and free-standing ATMs. We opened a new full service branch office in Saugus in July 2007, and we plan to expand our branch network over the next three to four years by adding branches, both within our current footprint and into contiguous markets.

        Continue to Expand Our C&I and Commercial Real Estate Loan Portfolio.    In recent years, we have substantially increased our originations of C&I loans and commercial real estate loans. We have accomplished this, in part, by hiring experienced senior C&I and commercial real estate lenders from other financial institutions operating in our market area in Eastern Massachusetts after their institutions were acquired by larger banks. In some instances this has involved an individual lender and in other cases we executed lift-outs of commercial lending groups known to us. In September 2007, we broadened our C&I lending group by hiring two senior asset-based lenders. We plan to continue to expand our lending group as opportunities arise.

        Expand Sources of Non-interest Income.    We have increased non-interest income in recent periods by introducing additional fee-generating services, such as sales of nondeposit investment and insurance products. We intend to continue to seek to increase non-interest income through these efforts and through selective acquisitions of businesses that generate non-interest income.

        Increase Transaction Accounts.    We have developed various products designed to deepen our relationships with our customers, with the goal of ultimately becoming the customer's operating bank. Among local community banks, we are one of the earlier adopters of a deposit capture product, SnapdepositSM, which enables our commercial checking customers to process deposits and checks electronically from their locations. In addition, we offer and promote retail checking services that offer an above-market rate of interest and are tied to a broad suite of required electronic banking services that include, among others, direct deposit, debit card usage and electronic statements. These services continue to attract new transaction account balances. While we will continue to compete on the basis of rates for certain deposit accounts through the use of periodic market promotions, we are working to reduce our reliance on certificates of deposit, which generally are more costly than transaction accounts and more susceptible to being moved to other institutions offering higher rates.

        Maintain Asset Quality.    We will continue to focus on maintaining a high level of asset quality, which we believe is a key component of long-term financial success. At December 31, 2007, our ratio of total non-performing assets to total assets was 0.55%. We intend to maintain asset quality primarily through our maintenance of prudent underwriting standards.

Lending Activities

        General.    Danversbank's gross loan portfolio totaled $909.5 million at December 31, 2007, representing 62.7% of total assets at that date. In its lending activities, Danversbank originates C&I loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans secured by owner-occupied one-to-four-family residences, home equity lines-of-credit, fixed rate home equity loans and other personal consumer loans. Total loans originated totaled $218.9 million in 2007 and $261.6 million in 2006.

        Loans originated by Danversbank are subject to federal and state laws and regulations. Interest rates charged by Danversbank on its loans are influenced by the demand for such loans, the amount and cost of funding available for lending purposes, current asset/liability management objectives and the interest rates offered by competitors.

        The following table summarizes the composition of Danversbank's loan portfolio at the dates indicated:

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
Construction	$108,638	11.94%	$137,061	15.53%	$117,075	14.18%	$101,567	13.99%	$75,978	11.77%
Residential	180,511	19.85	172,052	19.49	169,047	20.48	156,849	21.61	135,265	20.96
Commercial	234,425	25.78	219,589	24.88	226,752	27.47	213,107	29.35	194,225	30.09
Home equity	36,679	4.03	39,464	4.47	46,395	5.62	46,827	6.45	44,396	6.88
Other loans:
C&I	339,669	37.35	304,016	34.44	258,064	31.27	201,028	27.69	186,712	28.93
Consumer	9,564	1.05	10,530	1.19	8,060	0.98	6,640	0.91	8,816	1.37

Total loans	909,486	100.00%	882,712	100.00%	825,393	100.00%	726,018	100.00%	645,392	100.00%

Allowance for loans losses	(9,096)		(10,412)		(10,087)		(9,089)		(9,153)
Deferred loan fees, net	(989)		(1,186)		(1,398)		(1,256)		(1,257)

Loans, net	$899,401		$871,114		$813,908		$715,673		$634,982

        C&I Loans.    Danversbank originates secured and unsecured C&I loans to business customers in its market area for the purpose of financing equipment purchases, working capital, expansion and other general business purposes. Danversbank originated $102.1 million and $114.4 million in C&I loans during December 31, 2007 and 2006, respectively.

        At December 31, 2007, Danversbank had $339.7 million in C&I loans in its total portfolio, representing 37.4% of such portfolio. Danversbank intends to continue to grow this segment of its lending business in the future as market conditions permit.

        Danversbank's C&I loans are generally collateralized by accounts receivable, inventory, equipment and other fixed assets and are usually supported by personal guarantees. Danversbank offers both term and revolving C&I loans. The term loans have either fixed or adjustable rates of interest and generally fully amortize over a term of between three and seven years. Revolving loans are generally written for a one- year term, renewable annually, with floating interest rates that are indexed to Danversbank's base rate of interest.

        When making C&I loans, Danversbank considers the financial statements of the borrower, the payment histories of the borrower and guarantor with respect to both corporate and personal debt, the projected cash flows of the business, the viability of the industry in which the borrower operates and the value of the collateral pledged to Danversbank. Danversbank's C&I loans are not concentrated in any single industry.

        C&I loans generally involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business and the sufficiency of collateral, if any. Repayment of these loans may be affected by adverse changes in the economy. Further, collateral securing such loans may depreciate in value over time and may be difficult to appraise and to liquidate.

        Commercial Real Estate Loans.    Danversbank originated $48.5 million and $35.7 million of commercial real estate loans during the year ended December 31, 2007 and 2006, respectively. We had $234.4 million of commercial real estate loans in our portfolio as of December 31, 2007. We have placed increasing emphasis on commercial real estate lending over the past several years, and as a result these loans comprise 25.8% of the total loan portfolio as of December 31, 2007. Danversbank intends to further increase this segment of its loan portfolio. Danversbank generally originates commercial real estate loans for terms of up to 25 years, typically with interest rates that adjust over periods of one to seven years based on various rate indices plus a margin. Commercial real estate loans are generally secured by non-owner-occupied multi-family income properties, office buildings, retail facilities, warehouses and industrial properties. Generally, commercial real estate loans do not exceed 80% of the appraised value of the underlying collateral at the time the loan is originated.

        Danversbank monitors concentrations of commercial real estate loans by property type, location and borrower. For any of Danversbank's larger relationships, the extensions of credit are spread over multiple loans, varying property types and locations. In each instance, the relationships are with highly experienced real estate developers that have longstanding relationships or are well known to Danversbank.

        In its evaluation of a commercial real estate loan application, Danversbank considers the net operating income of the property used as collateral, the creditworthiness of the building's tenant(s), the terms of the respective leases, the borrower's expertise, credit history and the profitability and value of the underlying property. Danversbank generally requires that the properties securing these loans have debt service coverage ratios (the ratio of cash flow before debt service to debt service) of at least 1.20x. As a general practice, Danversbank requires the borrowers seeking commercial real estate loans to provide capital to guarantee those loans.

        Commercial real estate loans generally have larger balances and involve a greater degree of risk than owner-occupied residential mortgage loans. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral value of the commercial real estate securing the loan. In addition, economic events could have an adverse impact on the cash flows generated by properties securing Danversbank's commercial real estate loans and on the value of such properties

        Construction Loans.    Danversbank originates construction loans for one- to four-family homes, residential condominiums, commercial, multi-family and other nonresidential purposes. Construction loans generally provide for the payment of interest only during the term of the loan, which is usually twelve to twenty-four months. One- to four-family residential and residential condominium construction loans are made with a maximum loan-to-value ratio of 75%. Commercial, multi-family and other nonresidential construction loans are made with a maximum loan-to-value ratio of 75% of the upon-completion market value of the real estate and improvements. Danversbank originated $25.2 million and $55.7 million of construction loans during the year ended December 31, 2007 and 2006, respectively. We had $108.6 million of construction loans in our portfolio as of December 31, 2007. The construction loans are usually written with variable interest rates adjusted to each change in the prime lending rate plus a margin. Danversbank began to reduce its exposure to construction lending in mid-2006 in response to a general downturn in the single-family residential and residential condominium markets, which is lengthening the amount of time required to sell the units that are built.

        As with our commercial real estate loan portfolio, we monitor concentrations of construction loans by property type, by location and relative to the amount of construction financing extended to any one borrower. In addition, management monitors the aggregate number of speculative units that Danversbank finances at any one time. There are also limits on the number of speculative units financed for any one borrower or any specific construction project. This limit is established at two units per project. However, exceptions to this policy are occasionally granted when the project involves a single building with multiple units. Danversbank's construction lending footprint encompasses an area similar to the franchise branch network, with the highest concentration, at 9% of the portfolio, located in Danvers. Similar to the institution's commercial real estate portfolio, Danversbank has several large construction loan relationships with individual borrowers, but in each instance the relationship encompasses multiple loans, secured by varying types of properties in different locations. The borrowers involved are highly experienced real estate developers that have longstanding relationships with either a senior lending officer or Danversbank. At December 31, 2007, Danversbank's portfolio of construction loans was comprised of 44.4% residential condominiums, 25.2% single-family homes and subdivisions, 19.7% non-residential commercial real estate, 6.5% land loans, 0.5% apartment construction loans and 3.7% owner occupied residential construction loans. Based on our assessment that the inventory of residential condominiums listed for sale is continuing to decrease in our market area, we do not expect that the concentration of residential condominium construction loans will have a material impact on our revenues or net income.

        Construction loans generally involve a greater degree of risk than permanent commercial and residential loan financing. Loan repayment is dependent on the successful completion of the project at an as completed value commensurate with the market value of the real estate and improvements. In addition, economic events could have an adverse impact on our construction loan portfolio and on the value of such properties.

        Owner Occupied Residential Real Estate Loans.    Danversbank offers fixed-rate and adjustable-rate residential mortgage loans for owner-occupied residential real estate with maturities of up to 40 years and maximum loan amounts generally of up to $3.0 million. As of December 31, 2007, this portfolio totaled $180.5 million, or 19.9% of the total loan portfolio. Of the residential mortgage loans outstanding on that date, $140.4 million were adjustable-rate loans with an average yield of 5.53%, and $40.1 million were fixed-rate mortgage loans with an average yield of 5.77%. Residential mortgage loan originations totaled $29.4 million and $41.2 million for the twelve months ended December 31, 2007 and 2006, respectively. Danversbank does not originate or purchase any sub-prime residential mortgage loans.

        The decision to originate loans for portfolio or for sale into the secondary market is made by Danversbank's Asset/Liability Management Committee, or ALCO, and is based on the borrower's interest rate risk profile. Residential mortgage loans sold into the secondary market, on a servicing retained basis, totaled $1.0 million in 2007 and $15.4 million during 2006. Our current practice is to sell substantially all newly originated fixed-rate 20 and 30-year residential mortgage loans. These loans are underwritten in accordance with Freddie Mac and Fannie Mae standards and sold immediately after being originated by Danversbank. Newly originated, fixed-rate 10 and 15-year loans are typically held in portfolio. At December 31, 2007, fixed-rate residential mortgage loans held in the portfolio totaled $40.1 million, or 22.2% of total residential real estate mortgage loans. Danversbank services loans sold to Freddie Mac and Fannie Mae and earns a fee equal to 0.25% of the loan amounts outstanding for providing these services. The total of residential mortgage loans serviced for others as of December 31, 2007 was $55.9 million.

        The adjustable-rate mortgage, or ARM, loans offered by Danversbank make up the largest component of the residential mortgage loans held in portfolio. At December 31, 2007, ARM loans totaled $140.4 million or 77.8% of total residential loans outstanding at that date. ARM's are offered for terms of up to 40 years with initial interest rates that are fixed for 1, 3, 5 or 10 years. After the initial fixed-rate period, the interest rates on the loans are reset based on the relevant U.S. Treasury Constant Maturity Treasury, or CMT, Index plus margins of varying percentages, for periods of 1 year. Interest rate adjustments on such loans typically range from 2.0% to 3.0% during any adjustment period and 5.0% to 6.0% over the life of the loan. Periodic adjustments in the interest rates charged on ARM Loans help to reduce our exposure to changes in interest rates. However, ARM loans generally possess an element of credit risk not inherent in fixed-rate mortgage loans, in that borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise. The possibility of higher payments is taken into account during our underwriting process and many of our residential mortgage loans are made to existing Danversbank customers.

        For our residential mortgage loan originations held in portfolio, Danversbank lends up to a maximum loan-to-value ratio of 100% for first-time home buyers and 100% for other buyers on mortgage loans secured by owner-occupied property, with the condition that private mortgage insurance is generally required for loans with a loan-to-value ratio in excess of 80%. Title insurance, hazard insurance and, if appropriate, flood insurance are required for all properties securing real estate loans made by Danversbank. A licensed appraiser appraises all properties securing residential first mortgage purchase loans and all real estate transactions greater than $250,000.

        In an effort to provide financing for low and moderate-income first-time home buyers, Danversbank originates and services residential mortgage loans with private mortgage insurance provided by the Mortgage Insurance Fund, MIF, of the Massachusetts Housing Finance Agency. The program provides mortgage payment protection as an enhancement to mortgage insurance coverage. This no-cost benefit, known as MI Plus, provides up to six monthly principal and interest payments in the event that a borrower becomes unemployed.

        Home Equity Lines-of-Credit and Loans.    Danversbank offers home equity lines-of-credit and home equity term loans. Danversbank originated $11.0 million and $11.6 million of home equity lines-of-credit and loans during the year ended December 31, 2007 and 2006, respectively. At December 31, 2007, we had $36.7 million of home equity lines-of-credit and loans outstanding. Danversbank does not originate or purchase any sub-prime home equity loans or lines. Home equity lines-of-credit and loans are secured by second mortgages on one-to-four family owner occupied properties, and are made in amounts such that the combined first and second mortgage balances generally do not exceed 80% of the value of the property serving as collateral at time of origination. The lines-of-credit are available to be drawn upon for 10 years, at the end of which time they become term loans amortized over 10 years. Interest rates on home equity lines normally adjust based on the prime rate of interest as published by The Wall Street Journal. The undrawn portion of home equity lines-of-credit totaled $37.2 million at December 31, 2007.

        Consumer and Other Loans.    Danversbank offers a variety of consumer and other loans, including unsecured personal loans, automobile loans, loans secured by passbook savings or term certificate accounts, overdraft lines of credit, boat and recreational vehicle loans and loans to help finance the cost of education, including primary, secondary and graduate school. Danversbank originated $2.8 million and $3.0 million of consumer and other loans during the year ended December 31, 2007 and 2006, respectively. At December 31, 2007, we had $9.6 million of consumer and other loans outstanding.

        Loan Origination and Underwriting.    The primary source of originations is our salaried loan personnel, and to a lesser extent, local mortgage brokers, advertising and referrals from customers. In a few instances, Danversbank has purchased participation interests in commercial real estate loans from banks located outside of Essex County. Danversbank underwrites such purchased loans using its own underwriting criteria. Danversbank issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2007, Danversbank had loan commitments and unadvanced loans and lines-of-credit totaling $247.6 million. For information about loan commitments outstanding as of December 31, 2007, see "Quantitative and Qualitative Disclosures About Market Risk—Loan Commitments" on page 64. Danversbank charges origination fees, or points, and collects fees to cover the costs of appraisals and credit reports on most residential mortgage loans originated. Danversbank also collects late charges on real estate loans, and origination fees and prepayment penalties on commercial mortgage loans and some types of C&I loans. For information regarding Danversbank's recognition of loan fees and costs, please refer to Note 2 to the Consolidated Financial Statements beginning on page F-7.

        The following table sets forth certain information concerning Danversbank's portfolio loan originations.

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Loan originations and purchases:
Loan originations:
Real estate mortgages:
Construction	$25,187	$55,743	$84,743
Residential	29,353	41,190	64,761
Commercial	48,480	35,689	66,267
Home equity	11,014	11,620	15,766

Total real estate mortgages	114,034	144,242	231,537

C&I	102,078	114,372	129,148
Consumer	2,777	2,950	3,813

Total loan originations	218,889	261,564	364,498

Total loan purchases	—	—	—

Transfer to other real estate owned	(2,577)	—	(803)

Loan principal repayments	(189,538)	(204,245)	(264,319)

Net increase in loan portfolio	$26,774	$57,319	$99,376

        Residential mortgage loans are underwritten by Danversbank's staff of residential loan underwriters. Residential mortgage loans that are less than the Freddie Mac and Fannie Mae limit require the approval of a residential loan underwriter to be held in Danversbank's loan portfolio. Residential mortgage loans greater than $750,000 require the approval of the Board of Investment of the board of directors of Danversbank.

        Commercial real estate and C&I loans are underwritten by commercial credit analysts. For commercial real estate loans, loan officers may approve loans up to their individual lending limits, which range from $100,000 to $500,000, while loans up to $1.0 million may be approved by the Senior Lending Officer and Danversbank's Chief Executive Officer. Danversbank's Senior Lending Officer may approve C&I loans of up to $1 million, while its Loan Committee may approve loans of up to $2.0 million. Loans over these limits require the approval of the Board of Investment of the board of directors of Danversbank.

        Consumer loans are underwritten by consumer loan underwriters who have approval authorities ranging from $1,000 to $10,000 for unsecured borrowings and up to $750,000 for secured borrowings. Several senior lenders have authority to approve unsecured consumer loans up to $500,000 and secured borrowing up to $1.0 million. Loans above these limits require the approval of the Board of Investment of the board of directors of Danversbank.

        Pursuant to its loan policy, Danversbank generally will not make loans aggregating more than 15% of retained earnings, or $14.9 million as of December 31, 2007, to one borrower or related entity. Danversbank's internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank's capital stock, surplus and undivided profits, or $19.9 million for Danversbank as of December 31, 2007. As a result of the conversion, the Bank's statutory legal lending limit will significantly increase.

        Danversbank has established a risk rating system for its commercial real estate, commercial construction and C&I loans. This system evaluates a number of factors useful in indicating the risk of default and risk of loss associated with a loan. These ratings are performed by commercial credit analysts who do not have responsibility for loan originations. See "Business—Asset Quality—Classification of Assets and Loan Review" on page 15.

        Loan Maturity.    The following table summarizes the scheduled repayments based on the contractual maturity of Danversbank's loan portfolio at December 31, 2007. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in one year or less.

	At December 31, 2007
	Real estate mortgages
	Construction	Residential	Commercial	Home Equity	C&I	Consumer	Total
Amounts Due:
One year or less	$70,432	$294	$16,984	$—	$23,547	$582	$111,839
After one year:
One to three years	31,699	347	25,485	—	50,422	1,224	109,177
Three to five years	435	443	9,121	—	23,003	1,637	34,639
Five to ten years	777	11,454	19,018	1,158	42,231	2,420	77,058
Ten to twenty years	141	14,028	124,494	29,326	101,846	3,123	272,958
Over twenty years	5,154	153,945	39,323	6,195	98,620	578	303,815

Total due after one year	38,206	180,217	217,441	36,679	316,122	8,982	797,647

Total loans	$108,638	$180,511	$234,425	$36,679	$339,669	$9,564	909,486

Allowance for loans losses							(9,096)
Deferred loan fees, net							(989)

Net loans							$899,401

        The following table sets forth the dollar amount of total loans, net of unadvanced funds on loans, contractually due after December 31, 2008 and whether such loans have fixed interest rates or adjustable interest rates.

	Fixed	Adjustable	Total
	(In thousands)
Real estate mortgages:
Construction	$1,227	$36,979	$38,206
Residential	39,792	140,425	180,217
Commercial	28,678	188,763	217,441
Home equity	1,272	35,407	36,679
C&I	56,415	259,707	316,122
Consumer	8,525	457	8,982

Total loans	$135,909	$661,738	$797,647

Asset Quality

        General.    One of Danversbank's most important operating objectives is to maintain a high level of asset quality. Management uses a number of strategies in furtherance of this goal, including what we believe to be maintaining sound credit standards in loan originations, monitoring the loan portfolio through internal and third-party loan reviews, and employing active collection and workout processes for delinquent or problem loans.

        Delinquent Loans.    Management performs a monthly review of all delinquent loans. The actions taken with respect to delinquencies vary depending upon the nature of the delinquent loans and the period of delinquency. Generally, Danversbank's policy is to mail a delinquency notice no later than the 11th or 16th day, depending on loan type, after the payment due date. A late charge is normally assessed on loans where the scheduled payment remains unpaid after a 10 or 15 day grace period, once again dependent on the loan type. After mailing delinquency notices, Danversbank's loan collection personnel call the borrower to ascertain the reasons for delinquency and the prospects for repayment.

On loans secured by one- to four-family owner-occupied property, Danversbank initially attempts to work out a payment schedule with the borrower in order to avoid foreclosure. Any such loan restructurings must be approved by the level of officer authority required for a new loan of that amount. If these actions do not result in a satisfactory resolution, Danversbank refers the loan to legal counsel and counsel initiates foreclosure proceedings. For commercial real estate, construction and C&I loans, collection procedures may vary somewhat depending on the circumstances and size of the relationship.

        The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2007:
Real estate mortgages:
Construction	1	$1,171	5	$2,618	6	$3,789
Residential	12	1,676	7	1,225	19	2,901
Commercial	1	247	—	—	1	247
Home equity	2	278	3	64	5	342

Total real estate mortgages	16	3,372	15	3,907	31	7,279
C&I	5	682	3	451	8	1,133
Consumer	13	51	11	29	24	80

Total	34	$4,105	29	$4,387	63	$8,492

At December 31, 2006:
Real estate mortgages:
Construction	—	$—	1	$3,618	1	$3,618
Residential	9	946	5	791	14	1,737
Commercial	1	165	—	—	1	165
Home equity	2	288	2	61	4	349

Total real estate mortgages	12	1,399	8	4,470	20	5,869
C&I	3	201	15	1,265	18	1,466
Consumer	10	50	7	17	17	67

Total	25	$1,650	30	$5,752	55	$7,402

        Other Real Estate Owned.    Danversbank classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned, or OREO, in its consolidated financial statements. When property is classified as OREO, it is recorded at the lower of the carrying value or the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of classification as OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management taking into consideration estimated costs to complete, current economic conditions, selling prices and estimated selling costs. A valuation allowance is established to record the asset at the lower of cost or fair value less selling costs. Due to changing market conditions, there are inherent uncertainties in the assumptions with respect to the estimated fair value of OREO. Therefore, the amount ultimately realized may differ from the amounts recorded in the consolidated financial statements. Holding costs and declines in fair value result in charges to expense after the property is acquired.

        At December 31, 2007 Danversbank had $3.5 million in property classified as OREO. The two components of the Company's OREO property are a 21 lot one-to-four family housing subdivision totaling $3.4 million and a one-to-four family housing lot totaling $82,000. In connection with the completion of the subdivision property, the Company has entered into a performance guarantee agreement with a third party for the completion of the infrastructure amounting to $1,243,000.

        Classification of Assets and Loan Review.    Danversbank uses an internal rating system to monitor and evaluate the credit risk inherent in its loan portfolio. At the time a loan is approved, all commercial real estate and C&I loans are assigned a risk rating based on all of the factors considered in originating the loan. The initial risk rating is recommended by the credit analyst charged with underwriting the loan, and subsequently approved by the relevant loan approval authority. Current financial information is required for all commercial real estate and C&I borrowing relationships, and is evaluated on at least an annual basis to determine whether the risk rating classification is appropriate.

        In Danversbank's loan rating system, there are four classified asset categories: special mention, substandard, doubtful and loss. An asset is classified special mention if it is currently protected but potentially weak. Potential concerns are that the borrower is exposed to unfavorable economic conditions, adverse operating trends or an unbalanced financial statement condition that could jeopardize the repayment of the loan. Other areas of exposure include an improperly supervised loan due to lack of officer expertise, an inadequate loan agreement, concerns over the condition or control of the collateral, lack of proper documentation or there is some other deviation from prudent lending practices that warrants such a classification. An asset is classified substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or the collateral pledged, if any. Substandard assets are characterized by the distinct possibility that Danversbank will sustain some loss if the deficiencies are not corrected. Assets classified doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, on the basis of currently existing facts, and there is a high probability of loss. If an asset or portion thereof is classified as loss, it is charged off in the quarter in which it is so classified. Assets classified loss are considered uncollectible and of such little value that to maintain it as an asset of Danversbank is not warranted. Assets that possess some weaknesses, but that do not expose Danversbank to risk sufficient to warrant classification as substandard, doubtful or loss, are designated as special mention. For assets designated as special mention, or classified substandard or doubtful, Danversbank establishes reserves in amounts management deems appropriate within the allowance for loan losses. This determination as to the classification of assets and the amount of the loss allowances are subject to review by regulatory agencies, which can order the establishment of additional loss allowances. See "Business—Asset Quality—Allowance for Loan Losses" on page 16 and "Management's Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies—Allowance for Loan Losses" on page 50.

        Danversbank currently engages an independent third party to conduct a review of its commercial real estate and C&I loan portfolios three times per year. These loan reviews provide a credit evaluation of individual loans to determine whether the risk ratings assigned are appropriate. Independent loan review findings are presented directly to the Audit Committee of the board of directors.

        At December 31, 2007, loans classified as special mention totaled $7.1 million, or 0.78%, of the loan portfolio. Special mention loans consisted of $870,000 in commercial real estate loans and $6.3 million in C&I loans. Loans classified as substandard totaled $5.9 million, or 0.60% of the loan portfolio, and the balance was made up of $2.7 million in commercial real estate loans and $3.2 million in C&I loans. There were no loans classified as doubtful at December 31, 2007.

        Non-Performing Assets.    The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans:
Real estate mortgages:
Construction	$2,618	$3,618	$231	$266	$484
Residential	1,225	791	649	410	702
Commercial	—	—	—	—	—
Home equity	64	61	329	308	439

Total real estate mortgages	3,907	4,470	1,209	984	1,625
C&I	451	1,265	1,340	901	2,006
Consumer	29	17	27	20	105

Total	$4,387	$5,752	$2,576	$1,905	$3,736

Total non-performing loans	$4,387	$5,752	$2,576	$1,905	$3,736
Other real estate owned	3,513	—	—	1,307	—

Total non-performing assets	$7,900	$5,752	$2,576	$3,212	$3,736

Total non-performing loans to total loans	0.48%	0.65%	0.31%	0.26%	0.58%

Total non-performing loans to total assets	0.30%	0.46%	0.22%	0.18%	0.40%

Total non-performing assets to total assets	0.55%	0.46%	0.22%	0.30%	0.40%

        If the non-accrual loans presented in the table above had been current, the gross interest income that would have been recorded for the year ended December 31, 2007 was $140,000. Interest income of $150,000 and $151,000 from these loans was recognized on a cash basis and recorded in the net income for the years ended December 31, 2007 and 2006, respectively.

        Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due, unless an evaluation by management clearly indicates that the loan is well-secured and in the process of collection. Restructured loans represent performing loans for which concessions were granted due to a borrower's financial condition. Such concessions may include reductions of interest rates to below-market terms and/or extension of repayment terms. There were no restructured loans at December 31, 2007.

        Allowance for Loan Losses.    In originating loans, Danversbank recognizes that losses will be experienced on loans and that the risk of loss may vary with many factors, including the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral for the loan over the term of the loan. Danversbank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. This allowance represents management's best estimate of the probable known and inherent credit losses in the loan portfolio as of the date of the financial statements.

        The allowance for loan losses is evaluated on a regular basis by management and the board of directors and is based upon management's periodic review of the collectibility of the loans in light of historical loss experience, portfolio volume and mix, geographic and large borrower concentrations, estimated credit losses based on internal and external portfolio reviews, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as circumstances change or as more information becomes available.

        The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of the loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio. In particular, management has maintained an unallocated reserve large enough to account for a concentration in our commercial real estate portfolio, and more specifically in our construction loan portfolio, that relates to a segment of our originations made prior to 2002 that possess underwriting characteristics and terms that are not consistent with the underwriting guidelines and credit administration processes that have been in effect since that time. The majority of these projects are now either complete or have refinanced elsewhere. In some instances, however, the projects have gone into foreclosure and we have sustained above average losses as a result. See "Business—Asset Quality— Delinquent Loans" and "Business—Asset Quality—Other Real Estate Owned" on pages 13 and 14. While the risks associated with this segment have been substantially reduced, the current unallocated portion of our reserve reflects management's difficulty in identifying triggering events that correlate perfectly between the few remaining credits that possess these underwriting characteristics and subsequent loss rates.

        A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. Currently, all impaired loans have been measured through the collateral method. All loans on nonaccrual status and restructured troubled debts are considered to be impaired. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the valuation allowance. All loans are individually evaluated for impairment according to the Bank's normal loan review process, including overall credit evaluation and rating, nonaccrual status and payment experience. At December 31, 2007, impaired loans totaled $4.4 million and had an aggregate valuation allowance of $273,000.

        While management is of the opinion that it has established adequate allocations and general allowances for losses on loans, adjustments to the allowance for loan losses may be necessary if future conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their respective audit and examination processes, Danversbank's external auditors and regulators periodically review the allowance for loan losses. They may require management to recognize adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their review, and the adjustments could negatively impact the bank's financial condition and earnings.

        The following table sets forth activity in Danversbank's allowance for loan losses for the periods indicated:

	At or For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Allowance balance at beginning of year	$10,412	$10,087	$9,089	$9,153	$8,070

Provision for loan losses	800	1,000	1,250	750	1,700

Charge-offs:
Real estate mortgages:
Construction	1,400	21	—	249	150
Residential	29	—	—	5	33
Commercial	—	—	—	—	—
Home equity	1	3	—	—	—

Total real estate mortgages	1,430	24	—	254	183

C&I	715	605	331	804	562
Consumer	73	92	80	153	140

Total charge-offs	2,218	721	411	1,211	885

Recoveries:
Real estate mortgages:
Construction	—	—	5	181	5
Residential	—	—	—	—	33
Commercial	—	—	2	—	113
Home equity	1	—	—	—	—

Total real estate mortgages	1	—	7	181	151

C&I	52	20	118	153	40
Consumer	49	26	34	63	77

Total recoveries	102	46	159	397	268

Net charge-offs	2,116	675	252	814	617

Allowance balance at end of year	$9,096	$10,412	$10,087	$9,089	$9,153

Total loans outstanding	$909,486	$882,712	$825,393	$726,018	$645,392
Average loans outstanding	$870,569	$873,150	$778,443	$691,604	$625,954
Allowance for loan losses as a percent of total loans outstanding	1.00%	1.18%	1.22%	1.25%	1.42%
Net loans charged off as a percent of
average loans outstanding	0.24%	0.08%	0.03%	0.12%	0.10%
Allowance for loan losses to non-
performing loans	207.34%	181.02%	391.58%	477.11%	244.99%

        Our allowance for loan losses to total loans was 1.18% or above from December 31, 2003 through December 31, 2006. Our allowance for loan losses to total loans was 1.00% at December 31, 2007. Consistent with the discussion in the "Allowance for Loan Losses" section and a certain segment of the loan portfolio underwritten prior to 2002, the allowance as a percentage of gross loans has declined as the majority of these originations have paid off or as previous underwriting deficiencies have been resolved.

        The following table sets forth Danversbank's percent of allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
Construction	$1,607	11.94%	$1,567	15.53%	$1,535	14.18%	$1,382	13.99%	$1,168	11.77%
Residential	458	19.85	506	19.49	492	20.48	460	21.61	422	20.96
Commercial	2,353	25.78	2,042	24.88	2,107	27.47	2,029	29.35	1,842	30.09
Home equity	187	4.03	187	4.47	223	5.62	227	6.45	226	6.88
C&I	3,854	37.35	3,696	34.44	3,221	31.27	2,815	27.69	2,725	28.93
Consumer	76	1.05	69	1.19	41	0.98	50	0.91	126	1.37
Unallocated	561	—	2,345	—	2,468	—	2,126	—	2,644	—

Total allowances	$9,096	100.00%	$10,412	100.00%	$10,087	100.00%	$9,089	100.00%	$9,153	100.00%

        Prior to 2007, management has maintained an unallocated reserve large enough to account for a concentration in our commercial real estate portfolio, and more specifically in our construction loan portfolio, that relates to a segment of our originations made prior to 2002 that possess underwriting characteristics and terms that are not consistent with the underwriting guidelines and credit administration processes that have been in effect since that time. The majority of these projects are now either complete or have refinanced elsewhere and the unallocated portion if the reserve has been reduced accordingly.

Investment Activities

        General.    The board of directors is responsible for establishing our investment policy. The Chief Operating Officer, Chief Financial Officer and Chief Investment Officer are authorized by the board of directors to implement this policy based on the established guidelines documented in Danversbank's Investment Policy. The primary objective of the investment portfolio is to achieve a competitive rate of return without incurring undue interest rate and credit risk, to complement our lending activities, to provide and maintain liquidity, and to assist in managing the interest rate sensitivity of our balance sheet. Individual investment decisions are made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with Danversbank's investment policy and asset/liability management objectives. Both Danversbank and the holding company adhere to the same investment policy guidelines.

        Pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, our investment securities are classified as available for sale, held to maturity, or trading, depending on our intent with regard to the investment at the time of acquisition. At December 31, 2007, $406.7 million or 100% of the portfolio was classified as available for sale. None of Danversbank's investment securities are classified as held to maturity at the present time. At December 31, 2007, the net unrealized gain on securities classified as available for sale was $3.8 million, before tax effect. We do not currently maintain a trading portfolio of securities. At December 31, 2007, we did not hold securities of any issuers, as defined in Section 2(4) of the Securities Act, excluding those securities issued by U.S. Government or government-sponsored enterprises, in which the aggregate book value of such securities exceeded 10% of our equity.

        U.S. Government and Government-Sponsored Enterprises.    The largest segment of our investment portfolio is comprised of debt securities issued by the U.S. Government and government-sponsored enterprises. While these debt securities provide somewhat lower yields compared to other investments in our portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and other public funds. At December 31, 2007, our U.S. Government and government-sponsored enterprise securities portfolio had an average maturity of 6.1 years and totaled $222.9 million, or 54.8% of Danversbank's total investment portfolio.

        Municipal Obligations.    In recent periods, Danversbank has increased the amount of its investment in municipal bonds due to the tax advantages they provide. At December 31, 2007, our portfolio of municipal obligations totaled $18.4 million, or 4.5% of the portfolio at that date. Our policy requires that purchases of municipal obligations be restricted to those obligations that are rated "B" or better by a nationally recognized rating agency, are bank qualified and mature in thirty years or less. At December 31, 2007, all investments in municipal obligations met these criteria and all of our holdings were privately insured.

        Mortgage-Backed Securities.    At December 31, 2007, our portfolio of mortgage-backed securities totaled $165.1 million, or 40.6% of the investment portfolio on that date, and consisted exclusively of pass-through securities that are directly insured or guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association, or Ginnie Mae. Danversbank uses mortgage-backed securities as a source of liquidity and to supplement its lending activities. These securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. These securities are frequently referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages and the prepayment risk are passed on to the certificate holder. The life of the pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and the fact that the underlying borrowers have the right to prepay their mortgage with or without penalty at any time. In our purchase of mortgage-backed obligations, we have targeted instruments with five to twelve year weighted average lives, with expected average life extensions up to a maximum of fifteen years in a rising rate environment. The objective of this strategy has been to limit the potential interest rate risk due to extension of this portfolio in a rising rate environment. None of our mortgage-backed securities have sub-prime residential mortgage or home equity loans as part of their underlying loan pools.

        The following table sets forth certain information regarding the amortized cost and market values of securities available for sale at the dates indicated:

	December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
U.S. Government	$2,000	$2,021	$2,245	$2,241	$2,992	$2,974
Government-sponsored enterprises	217,929	220,830	221,359	219,024	238,910	233,606
Mortgage-backed	164,062	165,091	46,036	45,477	22,884	22,217
Municipal bonds	18,569	18,442	5,918	5,879	1,157	1,132
Other bonds	328	331	353	357	364	384

Total debt securities	402,888	406,715	275,911	272,978	266,307	260,313
Preferred stocks	—	—	101	105	101	103

Total securities available for sale	$402,888	$406,715	$276,012	$273,083	$266,408	$260,416

        The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of our debt securities portfolio at December 31, 2007. In the case of mortgage-backed securities, the table shows the securities by their contractual maturities, however there are scheduled principal payments for these securities and there will also be unscheduled prepayments prior to their contractual maturity. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Debt securities:
U.S. Government	$1,000	4.88%	$1,000	4.50%	$—	0.00%	$—	0.00%	$2,000	$2,021	4.69%
Government- sponsored enterprises	61,422	3.88	72,440	5.26	61,584	5.20	22,483	5.76	217,929	220,830	4.91
Mortgage-backed	—	—	12,130	3.53	368	4.50	151,564	5.41	164,062	165,091	5.27
Municipal bonds	—	—	252	3.00	1,166	4.54	17,151	4.16	18,569	18,442	4.17
Other bonds	75	4.73	228	6.61	25	5.75	—	—	328	331	6.11

	$62,497	3.90%	$86,050	5.00%	$63,143	5.18%	$191,198	5.34%	$402,888	$406,715	5.02%

Sources of Funds

        General.    Deposits are the primary source of funds for our lending and investment activities. In addition to deposits, we obtain funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, advances from the FHLBB, repurchase agreements, and cash flows generated by operations.

        Deposits.    We gather consumer and commercial deposits through the offering of a broad selection of deposit products, including checking, regular savings, money market deposits, term certificates and individual retirement accounts. The FDIC insures deposits up to certain limits, which are generally $100,000 per depositor, and the DIF insures amounts in excess of these limits.

        The maturities of term certificates range from one month to five years. In order to attract deposit and loan business, we offer a variety of commercial business products to small businesses operating within our primary market area. Among local community banks, we are one of the early adopters of a remote deposit capture product, SnapdepositSM, which enables our business customers to process deposits and checks electronically from their locations. We accept deposits of $100,000 or more from customers within our market area based primarily on posted rates but from time to time negotiate the rate on these instruments commensurate with the size of the deposit. We also generate term certificates through the use of brokers and internet-based network deposits. Brokered and network deposits totaled $20.0 million and $70.0 million at December 31, 2007 and 2006, respectively.

        We rely primarily on competitive pricing of our deposit products, customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates, rates offered by financial service competitors, the availability of other investment alternatives, and general economic conditions significantly affect our ability to attract and retain deposit balances.

        The following table sets forth certain information relative to the composition of our deposit accounts and the weighted average interest rate on each category of deposits at the dates indicated:

	December 31,
	2007			2006			2005
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$124,040	12.43%	—%	$116,292	12.20%	—%	$126,551	14.18%	—%
Interest-bearing transaction
accounts:
Savings and NOW accounts	171,353	17.17	1.43	155,998	16.37	0.60	195,759	21.94	0.44
Money market accounts	337,847	33.84	3.84	301,922	31.67	3.94	287,226	32.20	2.77

Total transaction accounts	509,200	51.01	3.03	457,920	48.04	2.80	482,985	54.14	1.83
Term certificates	364,908	36.56	4.77	379,008	39.76	4.71	282,584	31.68	3.49

Total deposits	$998,148	100.00%	3.29%	$953,220	100.00%	3.22%	$892,120	100.00%	2.09%

        The following table sets forth our term certificates classified by interest rate as of the dates indicated:

	December 31,
	2007	2006	2005
	(In thousands)
Certificate of Deposit
Interest Rate:
Less than 2.01%	$1,330	$3,604	$27,522
2.01% through 3.00%	7,891	12,675	50,152
3.01% through 4.00%	34,701	42,496	112,776
4.01% through 5.00%	176,245	125,478	91,477
5.01% through 6.00%	144,277	194,306	208
Over 6.00%	464	449	449

Total	$364,908	$379,008	$282,584

        The following table sets forth the amount and maturities of term certificates at December 31, 2007:

	Years Ending December 31,
CD Maturities	2008	2009	2010	2011	Thereafter	Total
	(In thousands)
Interest Rate:
Less than 2.01%	$1,173	$22	$135	$—	$—	$1,330
2.01% through 3.00%	7,737	154	—	—	—	7,891
3.01% through 4.00%	30,477	3,678	504	20	22	34,701
4.01% through 5.00%	171,135	2,671	1,521	608	310	176,245
5.01% through 6.00%	141,719	1,231	627	580	120	144,277
Over 6.00%	464	—	—	—	—	464

Total	$352,705	$7,756	$2,787	$1,208	$452	$364,908

        As of December 31, 2007, the aggregate amount of outstanding term certificates in amounts greater than or equal to $100,000 was approximately $228.8 million. The following table sets forth the maturity of those certificates as of December 31, 2007:

December 31, 2007
(In thousands)
Three months or less	$71,457
Over three months through six months	70,932
Over six months through one year	80,071
Over one year through three years	5,547
Over three years	786

$228,793

        Borrowings.    Danversbank utilizes short-term and long-term advances from the FHLBB as an alternative to retail deposits to fund its operations as part of its operating strategy. FHLBB advances are secured primarily by certain residential mortgage loans and investment securities and secondarily by our investment in capital stock of the Federal Home Loan Bank. Advances are made pursuant to several FHLBB credit programs, each of which has its own terms, interest rates and range of maturities. The maximum amount that the FHLBB will advance to member institutions fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank. At December 31, 2007, we had outstanding $145.0 million in FHLBB advances and had the ability to borrow up to a total of $272.1 million based on available collateral.

        Of the $145.0 million in advances outstanding at December 31, 2007, $134.8 million, bearing a weighted average interest rate of 4.62%, are callable by the FHLBB at various intervals in their respective contracts. In the event that the FHLBB calls some of these advances, we will evaluate our liquidity and interest rate sensitivity position at that time and determine whether to replace the called advances with new borrowings.

        In addition to FHLBB advances, Danversbank's borrowings include securities sold under agreements to repurchase, or repurchase agreements. Repurchase agreements are contracts for the sale of securities owned by Danversbank, in this case to large commercial deposit customers, with an agreement to repurchase those securities at an agreed upon price and date. Danversbank uses repurchase agreements as a means of offering some of its commercial deposit customers a commercial sweep checking product. The collateral for these repurchase agreements comes from Danversbank's portfolio of U.S. Government and government-sponsored enterprises obligations and all of the contracts and related borrowings are overnight. At December 31, 2007, we had outstanding $23.8 million in overnight repurchase agreements with certain commercial deposit customers.

        The following table sets forth certain information concerning balances and interest rates on our borrowing at the dates and for the periods indicated:

	At and For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Short-term borrowings:
Balance at end of period:
Federal Home Loan Bank advances	$—	$—	$83,700
Repurchase agreements	23,800	30,934	35,782

Total short-term borrowings	$23,800	$30,934	$119,482

Average balance during the period:
Federal Home Loan Bank advances	$9,798	$18,574	$45,869
Repurchase agreements	33,857	35,301	39,806

Total short-term borrowings	$43,655	$53,875	$85,675

Maximum outstanding at any month period:
Federal Home Loan Bank advances	$42,000	$61,600	$83,700
Repurchase agreements	50,308	44,072	44,187
Weighted average interest rate at end of period:
Federal Home Loan Bank advances	0.00%	0.00%	4.06%
Repurchase agreements	2.04%	1.48%	1.34%
Total short-term borrowings	2.04%	1.48%	3.25%
Average interest rate during period:
Federal Home Loan Bank advances	5.34%	5.02%	3.54%
Repurchase agreements	1.83%	1.44%	1.17%
Total short-term borrowings	2.61%	2.67%	2.44%
Long-term debt:
Balance at end of period	$145,042	$167,899	$71,235
Average balance during the period	148,265	158,634	79,571
Maximum outstanding at any month period	150,494	179,759	110,747
Weighted average interest rate at end of period	4.59%	4.46%	4.31%
Average interest rate during period	4.66%	4.51%	4.34%
Subordinated debt:
Balance at end of period	$29,965	$29,965	$24,810
Average balance during the period	29,965	26,251	24,810
Maximum outstanding at any month period	29,965	29,965	24,810
Weighted average interest rate at end of period	8.78%	8.99%	9.02%
Average interest rate during period	8.65%	8.75%	8.22%

Employees

        As of December 31, 2007, the Company has 220 full time and 42 part-time employees. Employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Subsidiary Activities

        Conant Investment Corporation and Danvers Square Investment Corporation.    Conant Investment Corporation and Danvers Square Investment Corporation are wholly-owned subsidiaries of

Danversbank that qualify as Massachusetts securities corporations through which Danversbank buys, sells and holds securities on Danversbank's behalf. These subsidiaries maintain accounts at Danversbank, on terms and conditions generally available to regular customers, for the primary purpose of accumulating current earnings, payments and/or maturities from their securities until a level is reached that would allow the acquisition of additional securities at the normal level purchased by the corporation. The accounts are limited in amount and time so as to reasonably reflect the need for holding cash in an interest-bearing account on a short-term, temporary basis pending reinvestment. On a quarterly basis the activity of these subsidiaries is reviewed to determine if a dividend is required to be declared and paid to Danversbank in order to be in compliance with Massachusetts DOR Regulations promulgated July 14, 2006.

        One Conant Capital LLC.    One Conant Capital LLC is a limited liability company formed in 2006 under the Massachusetts Limited Liability Company Act, as amended. The establishment and purpose of the LLC as an operating subsidiary of Danversbank, pursuant to Massachusetts law, is to originate and hold loans secured by real estate, to originate and hold commercial and industrial loans, and to engage in any other activity in which Danversbank itself may engage. One Conant Capital LLC had aggregate loan balances of $24.0 million at December 31, 2007.

        Conant Ventures, Inc.    Conant Ventures, Inc. is a wholly-owned subsidiary of Danversbank that is allowed to engage in real estate investment activities permissible for a Massachusetts bank as defined in section 362 of the FDIC's Rules and Regulations. The subsidiary is effectively inactive but is utilized from time to time to hold deeds of properties that Danversbank takes into Other Real Estate Owned, or OREO. Conant Ventures, Inc. has not engaged in any real estate investment activities since 2000.

Regulation and Supervision

General

        The Company is a Delaware corporation and a bank holding company ("BHC") registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company has one bank subsidiary, Danversbank that is a Massachusetts-charted stock savings bank. The Company has not elected Financial Holding Company ("FHC") status under the BHCA and, accordingly, may not engage in certain financial activities, such as merchant banking, that are only authorized under the BHCA for BHCs that have elected FHC status. Danversbank's deposits are insured up to applicable limits by the FDIC and by the Depositors Insurance Fund for amounts in excess of the FDIC insurance limits. Danversbank is subject to regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, as its deposit insurer. Danversbank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and borrowers and, for purposes of the FDIC, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in these statutory or regulatory requirements and policies, whether by the Massachusetts Commissioner of Banks, the Massachusetts legislature, the FDIC or Congress, could have a material adverse impact on the Company, Danversbank and their operations. Danversbank is a member of the Federal Home Loan Bank System, or FHLB.

        Certain regulatory requirements applicable to Danversbank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on Danversbank and the Company and is qualified in its entirety by reference to the actual laws and regulations.

Massachusetts Bank Regulation

        General.    As a Massachusetts-chartered savings bank, Danversbank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of retained earnings and reserve accounts, distribution of earnings and payment of dividends. In addition, Danversbank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks or the Massachusetts Board of Bank Incorporation is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, organize a holding company, issue stock and undertake certain other activities.

        In response to Massachusetts laws enacted in the last few years, the Massachusetts Commissioner of Banks adopted rules that generally allow Massachusetts banks to engage in activities permissible for federally chartered banks or banks chartered by another state. The Commissioner also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks that have "satisfactory" or higher Community Reinvestment Act ("CRA") records.

        Investment Activities.    In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank's deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in equity securities of Massachusetts corporations or companies with substantial employment in Massachusetts, which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth. However, these powers are constrained by federal law. See "Business—Regulation and Supervision—Federal Bank Regulation—Investment Activities" on page 28 for federal restrictions on equity investments.

        Loans-to-One-Borrower Limitations.    Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations of one borrower to a bank may not exceed 20.0% of the total of the bank's capital stock, surplus and undivided profits.

        Loans to a Bank's Insiders.    The Massachusetts banking laws prohibit any executive officer, director or trustee from borrowing, otherwise becoming indebted, or becoming liable for a loan or other extension of credit by such bank to any other person, except for any of the following loans or extensions of credit: (i) loans or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000; and (iv) loans or extensions of credit to a director or trustee of the bank who is not also an officer of the bank in an amount permissible under the bank's loan to one borrower limit.

        The loans listed above require the prior approval of the majority of the members of Danversbank's board of directors, excluding any member involved in the loan or extension of credit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

        Dividends.    A Massachusetts stock bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank's capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.

        Regulatory Enforcement Authority.    Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Massachusetts Commissioner of Banks may under certain circumstances suspend or remove officers or directors who have violated the law, conducted the bank's business in a manner which is unsafe, unsound or contrary to the depositors' interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. Finally, Massachusetts consumer protection and civil rights statutes applicable to Danversbank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney's fees in the case of certain violations of those statutes.

        Depositors Insurance Fund.    All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The Depositors Insurance Fund is authorized to charge savings banks an annual assessment of up to 1/50th of 1.0% of a savings bank's deposit balances in excess of amounts insured by the FDIC.

        In many cases, Massachusetts has similar statutes to those under federal law that are applicable to Danversbank, certain of which are described below.

Federal Bank Regulation

        Capital Requirements.    Federally insured state-chartered savings banks that are not members of the Federal Reserve System, or state non-member banks, such as Danversbank, are required to comply with the minimum leverage capital requirements of the FDIC. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholder's equity, noncumulative perpetual preferred stock (including any related retained earnings) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

        The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to one of five risk-weighted categories ranging from 0.0% to 200.0%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the FDIC's risk-weighting system, cash and securities backed by the full faith and credit of the U.S. Government are given a 0.0% risk weight, loans secured by one- to four-family residential properties generally have a 50.0% risk weight, and commercial loans have a risk weight of 100.0%.

        State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which includes allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution's Tier 1 capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

        The FDIC Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi- family residential loans. The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution's capital level is, or is likely to become, inadequate in light of the particular circumstances.

        As a bank holding company, the Company is also subject to capital adequacy guidelines for bank holding companies imposed by the Federal Reserve Board, which guidelines are similar to those of the FDIC for state-chartered savings banks. On a consolidated basis, the Company's pro forma stockholders' equity exceeded these requirements as of December 31, 2007.

        Standards for Safety and Soundness.    As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. Most recently, the agencies have established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

        Investment Activities.    Since the enactment of the FDIC Improvement Act, all state-chartered FDIC-insured banks, including savings banks, have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDIC Improvement Act and the FDIC regulations permit exceptions to these limitations. For example, state chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Select Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100.0% of Tier 1 Capital, as specified by the FDIC's regulations, or the maximum amount permitted by Massachusetts law, whichever is less. Danversbank received approval from the FDIC to retain and acquire such equity instruments equal to the lesser of 100% of Danversbank's Tier 1 capital or the maximum permissible amount specified by Massachusetts law. Any such grandfathered authority may be terminated upon the FDIC's determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the savings bank's conversion to a different charter. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the FDIC's Deposit Insurance Fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specifies that a non-member bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a "financial subsidiary" if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

        Interstate Banking and Branching.    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Interstate Banking Act, permits adequately capitalized bank holding companies to acquire banks in any state subject to specified concentration limits and other conditions. The Interstate Banking Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Banking Act permits banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state.

        Prompt Corrective Regulatory Action.    Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2.0%. "Undercapitalized" banks must adhere to growth, capital distribution, including dividend, and other limitations and are required to submit a capital restoration plan. A bank's compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

        At December 31, 2007, Danversbank was deemed a well capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions. There are no conditions or events since that notification that management believes have changed Danversbank's category.

        Transaction with Affiliates and Regulation W of the Federal Reserve Regulations.    Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies, which are controlled by such parent holding company, are generally affiliates of the bank. Sections 23A and 23B of the Federal Reserve Act and Regulation W (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10.0% of such institution's capital stock and retained earnings, and contain an aggregate limit on "covered transactions" with all affiliates to an amount equal to 20.0% of such institution's capital stock and retained earnings and (ii) require that all affiliated transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

        The Gramm-Leach-Bliley Act amended several provisions of Sections 23A and 23B of the Federal Reserve Act. The amendments provide that so-called "financial subsidiaries" of banks are treated as affiliates for purposes of Sections 23A and 23B of the Federal Reserve Act, but the amendment provides that (i) the 10.0% capital limit on transactions between the bank and such financial subsidiary as an affiliate is not applicable, and (ii) the investment by the bank in the financial subsidiary does not include retained earnings in the financial subsidiary. Certain anti-evasion provisions have been included that relate to the relationship between any financial subsidiary of a bank and sister companies of the bank: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; and (2) if the Federal Reserve Board determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank. Danversbank has no financial subsidiaries.

        The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Danversbank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders") of The Company and Danversbank, as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans Danversbank may make to insiders based, in part, on Danversbank's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited by specific categories. In addition, Danversbank must comply with Massachusetts banking laws regarding loans to insiders. See "Business—Regulation and Supervision—Massachusetts Bank Regulation—Loans to a Bank's Insiders" on page 26.

        Enforcement.    The FDIC has extensive enforcement authority over insured state savings banks, including Danversbank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the institution became "critically undercapitalized." The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution's financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment without federal assistance.

        FDIC Insurance Premiums.    Danversbank pays deposit insurance premiums to the FDIC based on a assessment rate established by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the "FDI Reform Act"). Pursuant to the FDI Reform Act, in 2006 the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the "DIF") that covers both banks and savings associations. The FDIC also revised, effective January 1, 2007, the risk-based premium system under which the FDIC classifies institutions based on the factors described below and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. For most banks, including Danversbank, FDIC rates will depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency's evaluation of the financial institution's capital, asset quality, management, earnings liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates will depend upon such ratings, and CAMELS component ratings. For institutions, such as Danversbank, which are in the lowest risk category, assessment rates vary initially from 5 to 7 basis points per $100 of insured deposits. The Federal Deposit Insurance Act ("FDIA"), as amended by the FDI Reform Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits—the designated reserve ratio (the "DRR")—for a particular year within a range of 1.15% to1.50%. For 2008, the FDIC set the DRR at 1.25%. During 2007, Danversbank paid $120,000 of FDIC insurance premiums. Under the FDI Reform Act, and the FDIC's revised premium program, every FDIC-insured institution pays some level of deposit insurance assessments regardless of the level of the DRR. The one-time assessment credit that Danversbank received will be fully expended by the first quarter of 2008. Danversbank estimates that its 2008 FDIC insurance premiums will be approximately $700,000.

        The FDIC may terminate insurance of deposits if it finds that the institution is in an unsafe or unsound condition to continue operations, has engaged in unsafe or unsound practices, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. If an institution becomes undercapitalized, the FDIC will prohibit it from accepting certain employee benefit plan deposits. The management of Danversbank does not know of any practice, condition or violation that might lead to termination of Danversbank's deposit insurance.

        Insured institutions are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980s to capitalize the Federal Savings and Loan Insurance Corporation.

        Privacy Regulations.    Pursuant to the Gramm-Leach-Bliley Act, the FDIC has published regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. The regulations generally require that Danversbank disclose its privacy policy, including identifying with whom it shares a customer's "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, Danversbank is required to provide its customers with the ability to "opt-out" of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Danversbank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

        Customer Information Security.    The FDIC and other bank regulatory agencies have adopted guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the Gramm-Leach Bliley Act ("Information Security Guidelines"). Among other things, the Information Security Guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In 2005, the FDIC and other bank regulatory agencies issued further guidance for the establishment of these Information Security Guidelines, requiring financial institutions to develop and implement response programs designed to address incidents of unauthorized access to sensitive customer information maintained by the financial institution or its service provider, including customer notification procedures. Danversbank currently has Information Security Guidelines in place and believes that such guidelines are in compliance with the guidelines. A majority of states have enacted legislation concerning breaches of data security and Congress is considering federal legislation that would require consumer notice of data security breaches.

        Identity Theft Red Flags.    The federal banking agencies jointly issued final rules and guidelines in November, 2007 implementing section 114 of the Fair and Accurate Credit Transactions Act of 2003 ("FACT Act") and final rules implementing section 315 of the FACT Act. The rules implementing section 114 require each financial institution or creditor to develop and implement a written Identity Theft Prevention Program (the "Program") to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. In addition, the federal banking agencies issued guidelines to assist financial institutions and creditors in the formulation and maintenance of a Program that satisfies the requirements of the rules. The rules implementing section 114 also require credit and debit card issuers to assess the validity of notifications of changes of address under certain circumstances. Additionally, the federal banking agencies are issuing joint rules under section 315 that provide guidance regarding reasonable policies and procedures that a user of consumer reports must employ when a consumer reporting agency sends the user a notice of address discrepancy. The joint final rules and guidelines became effective on January 1, 2008. The mandatory compliance date for this rule is November 1, 2008.

        Community Reinvestment Act.    Under the Community Reinvestment Act, or CRA, as amended and as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. Danversbank's latest FDIC CRA rating was "Outstanding."

        Massachusetts has its own statutory counterpart to the CRA, which is also applicable to Danversbank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank's record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of banking institution. Danversbank's most recent rating under Massachusetts law was "Outstanding."

        Consumer Protection and Fair Lending Regulations.    Massachusetts savings banks are subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers 100 and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys' fees for certain types of violations.

        Anti-Money Laundering Laws.    The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, significantly expands the responsibilities of financial institutions, including savings and banks, to assist in the prevention of the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, Title III of the USA PATRIOT Act requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Danversbank and the Company have a program that is designed to meet the requirements of these laws.

Other Regulations

        Interest and other charges collected or contracted for by Danversbank are subject to state usury laws and federal laws concerning interest rates. Danversbank's loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

  •
  Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help to meet the housing needs of the community it serves;

  •
  Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

  •
  Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

  •
  Massachusetts Debt Collection Regulations, establishing standards, by defining unfair or deceptive acts or practices, for the collection of debts from persons within the Commonwealth of Massachusetts;

  •
  General Laws of Massachusetts, Chapter 167E, which governs Danversbank's lending powers; and

  •
  Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

        The deposit operations of Danversbank also are subject to, among other laws, the:

  •
  Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

  •
  Electronic Funds Transfer Act and Regulation E promulgated thereunder, as well as Chapter 167B of the General Laws of Massachusetts, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;

  •
  Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check; and

  •
  General Laws of Massachusetts, Chapter 167D, which governs Danversbank's deposit powers.

Federal Reserve System

        The Federal Reserve Board regulations require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $45.8 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%; and for amounts greater than $45.8 million, the reserve requirement is $1,119,000 plus 10.0% (which may be adjusted by the Federal Reserve Board between 8.0% and 14.0%), of the amount in excess of $45.8 million. The first $8.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Danversbank is in compliance with these requirements.

Federal Home Loan Bank System

        Danversbank is a member of the Federal Home Loan Bank of Boston, or FHLBB, which is one of 12 regional Federal Home Loan Banks in the Federal Home Loan Bank System, or FHLB. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB. Danversbank is required to acquire and hold shares of capital stock in the FHLBB. Danversbank was in compliance with this requirement with an investment in stock of the FHLBB at December 31, 2007.

        The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Recent legislation has changed the structure of the Federal Home Loan Banks' funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLBB stock held by Danversbank.

Holding Company Regulation

        The Company is subject to examination, regulation, and periodic reporting under the BHCA, as amended, as administered by the Federal Reserve Board. The Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired.

        A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

        As noted above, the Gramm-Leach-Bliley Act of 1999 authorizes a BHC that meets specified conditions, including being "well capitalized" and "well managed," to opt to become a FHC and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

        A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

        The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Federal Reserve Board's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

        Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if the Company ever held as a separate subsidiary a depository institution in addition to Danversbank.

        The Company and Danversbank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company or Danversbank.

        The status of the Company as a registered bank holding company under the BHCA will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

        Massachusetts Holding Company Regulation.    Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The term "company" is defined by the Massachusetts banking laws similarly to the definition of "company" under the BHCA. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register, and file reports, with the Division; and (iii) is subject to examination by the Division. The Company would become a Massachusetts bank holding company if it acquires a second banking institution and holds and operates it separately from Danversbank.

        Federal Securities Laws.    Our common stock is registered with the Securities and Exchange Commission (the "SEC") under Section 12(b) of the Securities Exchange Act of 1934, as amended. We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

        The Sarbanes-Oxley Act.    The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, the Company's principal executive officer and principal financial officer each is required to certify that the Company's quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the Audit Committee of the board of directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. The Company will be subject to further reporting and audit requirements under rules proposed by the SEC. The Company will prepare policies, procedures and systems designed to comply with these regulations to ensure compliance with these regulations.

Item 1A.    RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

        Our operations involve various risks that could have adverse consequences, including those described below. You should refer to our discussion of the qualifications and limitations on forward-looking statements on page 3.

Our Commercial Real Estate and Commercial and Industrial, or C&I, Loans May Expose Us to Increased Credit Risks, and These Risks Will Increase if We Succeed in Increasing These Types of Loans.

        Commercial real estate and C&I loans represent a significant portion of our loan portfolio. Our goal is to increase the level of our permanent commercial real estate and C&I loan segments as a proportion of our portfolio over the next several years. In general, commercial real estate loans and C&I loans generate higher returns, but also pose greater credit risks, than owner occupied residential mortgage loans. As our various commercial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

        The repayment of commercial real estate loans depends on the business and financial condition of borrowers, and a number of our borrowers have more than one commercial real estate loan outstanding with us. Further, these loans are concentrated primarily in Eastern Massachusetts.

Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by properties securing our commercial real estate loans and on the values of the properties securing those loans.

        We make both secured and, to a lesser extent, unsecured C&I loans. Repayment of both secured and unsecured C&I loans depends substantially on the borrowers' underlying business, financial condition and cash flows. Unsecured loans generally involve a higher degree of risk of loss than secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers' businesses. Secured C&I loans are generally collateralized by equipment, leases, inventory, accounts receivable and other fixed assets. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

        Also, we expect to increase substantially our internal loans-to-one-borrower limit based on our larger capital base as a result of our recently completed offering. Although we do not expect to increase our internal loans-to-one-borrower limit up to the regulatory maximum in the near future, the increased internal limit may expose us to greater risk of loss.

Our Focus on Construction Lending Could Expose Us to Risks Not Associated With Other Types of Lending.

        We originate construction loans for one- to four-family homes, residential condominiums, commercial, multi-family and other non-residential purposes. Construction and land development loans carry higher levels of risk compared to other types of lending, predicated on whether the project can be completed on-time and on-budget and, for non-owner occupied projects, whether our customer can find tenants at rents that will service the debt or buyers that will pay the appraised value for the completed project. Construction loans are typically based upon estimates of costs to complete the project and an appraised value associated with the completed project. Cost estimates and completed appraised values are subject to changes in the market, and these values may change between the time a loan is approved and the project is completed. Delays or cost overruns in completing a project may arise from labor problems, material shortages and other unpredicted contingencies. If actual construction costs exceed budget, our borrowers may have to put more capital into their projects, or we may have to increase the loan amount to ensure the project is completed, potentially resulting in a higher loan-to-value ratio than anticipated. Where a non-owner occupied project is not pre-leased, changes in the market could result in a slow lease-up period or rents below the levels anticipated. For residential land development or construction loans for residential properties that have not been pre-sold, a general slowdown in home buying could result in slow sales and reduced prices. Either situation will strain our borrowers' cash flows and potentially cause deterioration in this segment of our portfolio.

        The current slowdown in the sales of single-family and residential condominiums, and the related reduction in prices, has affected construction lending activities in our market area, and we expect that these conditions will have the effect of extending the durations of our construction loans and increasing the risk of possible loss on these loans.

Our Continuing Concentration of Loans in Our Primary Market Area May Increase Our Risk.

        Our success depends primarily on the general economic conditions, including growth in population, income levels, deposits and housing starts, in the counties in which we conduct business. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be adversely affected. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in Essex, Middlesex and, to a lesser extent, Suffolk Counties, in Eastern Massachusetts. The local economic conditions in our market area have a significant impact on the ability of our borrowers to repay their loans and the value of the collateral securing these loans. Tenant occupancy rates for commercial real estate and for residential properties have been increasing in our market area. In addition, rental rates for both types of properties, particularly commercial, have also been increasing. A significant decline in general economic conditions caused by inflation, recession, unemployment, a decline in real estate values, or other factors beyond our control would affect these local economic conditions and could adversely affect our financial condition and results of operations.

A Decline in Local Real Estate Values Could Reduce Our Profits.

        Nearly all of our real estate loans are secured by real estate in Essex and Middlesex Counties. As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which would reduce our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses, which would reduce our profits. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. In addition, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy may also have a negative effect on the ability of many of our borrowers to make timely repayments on their loans, which would have an adverse impact on our earnings. For a discussion of our market area, see "Business—Market Area and Competition" on page 5.

If Our Allowance For Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

        In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, we could experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses inherent in our loan portfolio, which may require additions to our allowance. Although we are unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased in the future due to adverse developments affecting our construction loans or our emphasis on loan growth and on increasing our portfolio of C&I and commercial real estate loans. Any material additions to our allowance for loan losses would materially decrease our net income. Our business strategy calls for continued growth of commercial real estate loans and C&I loans. These loans typically expose us to greater risk than one- to four-family owner-occupied residential real estate loans. As we further increase the amount of these loans in our loan portfolio, we may increase our provisions for loan losses, which could adversely affect our consolidated results of operations.

        In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provisions for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities could have a material adverse effect on our consolidated results of operations and financial condition.

Changes in Market Interest Rates Could Adversely Affect Our Financial Condition and Results of Operations.

        Our profitability, like that of most community banks, depends to a large extent upon our net interest income, which is the difference, or spread, between our gross interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations and financial condition depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements.

        We are also subject to reinvestment risk relating to interest rate movements. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are not able to reinvest funds from such prepayments at rates that are comparable to the rates on the prepaid loans or securities. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable rate loans.

        Changes in interest rates also affect the value of our interest-earning assets, including, in particular, the value of our investment securities portfolio, which is comprised mainly of debt securities. Generally, the value of debt securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of retained earnings, net of related taxes. Decreases in the fair value of securities available for sale therefore would have an adverse affect on our stockholders' equity. See "Business—Investment Activities" on page 19.

We May Have Difficulty Meeting Our Branch Expansion Goals, and Our Branch Expansion Strategy May Not Be Accretive to Earnings.

        Our growth plans include the opening of new branch offices in communities within our market area, as well as in other communities contiguous to those we currently serve. Our ability to establish new branches will depend on whether we can identify suitable sites and negotiate acceptable lease or purchase and sale terms. However, we may not be able to do so, and identifying suitable sites and negotiating acceptable terms may be more expensive, or take longer, than we expect. Moreover, once we establish a new branch, numerous factors will contribute to its performance, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new branch to gather significant loans and deposits to generate enough income to offset its expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. There can be no assurance that our branch expansion strategy will be accretive to our earnings within a reasonable period of time.

Our Ability to Diversify Our Sources of Non-Interest Income May Be Limited if We Cannot Make Acquisitions.

        We will continue to seek to increase non-interest income through the acquisition of non-banking businesses such as insurance and investment management businesses if opportunities arise. Our ability to grow through selective acquisitions of these businesses will depend on successfully identifying, acquiring and integrating them. We compete with other financial institutions and acquirers with respect to potential acquisitions. We cannot assure you that we will be able to identify attractive acquisition candidates or make acquisitions on favorable terms. In addition, we cannot assure you that we can successfully integrate any acquired businesses into our organization in a timely or efficient manner, that we will be successful in retaining existing customer relationships or that we can achieve anticipated operating efficiencies.

        In the event that we make any acquisitions, we will be presented with many risks that could have a materially negative impact on our financial condition and results of operations. Any business that we acquire may be engaged in a business that is less familiar to us or have unknown asset quality issues or unknown or contingent liabilities that we did not discover or fully recognize in the due diligence process, thereby resulting in unanticipated losses. The acquisition of other businesses typically requires the integration of different corporate cultures, loan, deposit and other products, pricing strategies, data processing systems and other technologies, accounting, internal audit and financial reporting systems, operational processes, policies, procedures and internal controls, marketing programs and personnel of the acquired business in order to make the transaction economically advantageous. The integration process is complicated and time consuming, and could divert our attention from other business concerns and be disruptive to our customers and the customers of the acquired business. Our failure to successfully integrate an acquired business could result in the loss of key customers and employees, and prevent us from achieving expected synergies and cost savings. Acquisitions also result in expenses that could adversely affect our earnings, and in goodwill that could become impaired, requiring us to recognize further charges. We may finance acquisitions with borrowed funds, thereby increasing our leverage and reducing our liquidity, or with potentially dilutive issuances of equity securities.

Our Business Depends Upon Key Employees, and if We Are Unable to Retain the Services of These Key Employees or to Attract and Retain Additional Qualified Personnel, Our Business May Suffer.

        We are substantially dependent on a number of key employees, including our executive officers. Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key employees and to attract and retain additional qualified personnel in the future. The loss of the services of any one of our key employees, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations. In particular, the loss of key commercial loan officers, or the failure to attract and hire additional loan officers to expand our commercial real estate and C&I lending programs could have a material adverse effect on our business strategy. In connection with the conversion, we have entered into employment agreements with our Chief Executive Officer, Chief Operating Officer, Chief Lending Officer, and our Chief Financial Officer in January 2008.

Strong Competition Within Our Market Area May Limit Our Growth and Profitability.

        We face significant competition both in attracting deposits and in the origination of loans. See "Business—Market Area and Competition" on page 5. Savings banks, credit unions, co-operative banks, savings and loan associations and commercial banks operating in our primary market area have historically provided most of our competition for deposits. In addition, and particularly in times of high interest rates, we face additional and significant competition for funds from money-market mutual funds and issuers of corporate and government securities. Competition for the origination of real estate and other loans comes from other thrift institutions, commercial banks, insurance companies, finance companies, other institutional lenders and mortgage companies. Many of our competitors have substantially greater financial and other resources than we have as a community bank. Finally, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than savings banks and as a result, they may enjoy a competitive advantage over us. This advantage places significant competitive pressure on the prices of our loans and deposits.

We Continually Encounter Technological Change, and We May Have Fewer Resources Than Many of Our Larger Competitors to Continue to Invest in Technological Improvements.

        The financial services industry is constantly undergoing technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our larger competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

        We rely heavily on communications and information systems to conduct our business. Failures, interruptions or breaches in security of either of these systems could cause failures or disruptions in our customer relationship management, general ledger, deposits, servicing or loan origination systems. The occurrence of any of these failures or disruptions could result in monetary losses or a loss of customers, which could adversely affect our results of operations and financial condition.

We Operate in a Highly Regulated Environment and May Be Adversely Affected by Changes in Law and Regulations.

        We are subject to extensive regulation, supervision and examination. See "Business—Regulation and Supervision" on page 25. This regulation and supervision limits the activities in which we may engage. Any change in the laws or regulations applicable to us, or in banking regulators' supervisory policies or examination procedures, particularly any changes relating to commercial real estate lending, C&I lending or other key components of our business, whether by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board, other state or federal regulators, the United States Congress or the Massachusetts legislature, or our failure to comply with any of these laws or regulations, could have a material adverse effect on our business, financial condition, results of operations and cash flows, as well as our expansion plans.

        We are subject to regulations promulgated by the Massachusetts Division of Banks, as the chartering authority for Danversbank, and by the FDIC as the insurer of deposits up to certain limits. We also belong to the Federal Home Loan Bank System, or FHLB, and as a member of such system we are subject to certain limited regulations promulgated by the Federal Home Loan Bank of Boston, or FHLBB. In addition, the Federal Reserve Board will continue to regulate Danvers Bancorp as a bank holding company.

        Our business strategy could also be significantly impacted by Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, which significantly expanded the responsibilities of financial institutions, including savings banks, in preventing the use of the United States financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act requires savings banks operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. These required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

        The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC's insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and Massachusetts's deceptive acts and practices law. These laws also permit private individual and class action lawsuits and provide for the recovery of attorneys fees in certain instances. No assurance can be given that the foregoing regulations and supervision will not change so as to affect us adversely.

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

Properties

        Danversbank currently conducts its business through its main office located in Danvers, Massachusetts and 14 other offices located in Essex, Middlesex and Suffolk Counties in Massachusetts, and we plan to continue to expand our branch network as discussed above in "Business—Business Strategy" on page 6. The following table sets forth information about our offices as of December 31, 2007:

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Date of Lease Options Expiration
Main Office/Branch:
One Conant Street Danvers, Massachusetts 01923	Owned	08/18/22	NA	NA
Branch Offices:
Andover Office 18-20 Central Street Andover, Massachusetts 01810	Leased	04/01/02	03/31/12	03/31/22
Beverly Office 100 Cummings Center Suite 101K Beverly, Massachusetts 01915	Leased	01/01/07	12/30/11	NA
Boston Loan Office(1) One Post Office Square 37th Floor Boston, Massachusetts 02109	Leased	08/01/05	07/31/10	07/31/16
Chelsea Office 357 Beacham Street Chelsea, Massachusetts 02150	Owned	09/26/01	NA	NA
Federal Street Office 3 Federal Street Danvers, Massachusetts 01923	Leased	12/01/04	11/30/14	11/30/24
Malden Office One Salem Street Malden, Massachusetts 02148	Leased	02/23/07	02/28/10	NA
Malden Office(2) 51 Commercial Street Malden, Massachusetts 02148	Leased	02/15/07	02/14/17	02/14/27
Middleton Office Two Central Street Middleton, Massachusetts 01949	Leased	08/15/98	08/14/08	08/14/18
Peabody Office Two Central Street Peabody, Massachusetts 01960	Leased	10/01/98	09/30/08	09/30/28

Reading Office 21-37 Harnden Street Reading, Massachusetts 01867	Leased	12/01/99	11/30/14	11/30/24
Revere Office 310 Broadway Revere, Massachusetts 02151	Owned	09/26/01	NA	NA
Salem Office(3) 111-125 Canal Street Salem, Massachusetts 01970	Leased	11/01/01	10/31/11	10/31/21
Salem Office(3) 3 Traders Way Salem, Massachusetts 01970	Leased	07/09/07	07/31/27	07/31/47
Saugus Office(4) 584 Broadway Saugus, Massachusetts 01906	Leased	07/01/06	06/30/13	06/30/23
Wilmington Office(5) 579 Main Street Wilmington, Massachusetts 01887	Leased	07/01/01	06/30/11	N/A
Wilmington Office(5) 275 Main Street Wilmington, Massachusetts 01887	Leased	02/23/07	02/22/27	02/22/47
Woburn Office 400 West Cummings Park Suite 1950 Woburn, Massachusetts 01801	Leased	04/01/02	03/30/12	03/30/22
Other Properties:
Lending Center 16 High Street Danvers, Massachusetts 01923	Owned	01/30/01	NA	NA
Lending Center 51 High Street Danvers, Massachusetts 01923	Owned	12/14/04	NA	NA
Lending/Operations Office 10 Elm Street Danvers, Massachusetts 01923	Leased	09/01/04	12/31/07	NA
Operations Center(6) 75 Sylvan Street Danvers, Massachusetts 01923	Leased	07/20/07	12/31/13	12/31/27
Project Management Office 10 High Street Danvers, Massachusetts 01923	Leased	04/01/02	12/31/11	NA

(1)
The Boston office has a full branch license.

(2)
New office expected to open in early to mid 2008.

(3)
New office expected to open in early to mid 2008, replacing the premises at 111-125 Canal Street.

(4)
New office opened in July 2007.

(5)
New office expected to open early to mid 2008, replacing the premises at 579 Main Street.

(6)
The Operations office located at 10 Elm Street, Danvers moved to this location in January 2008.

Item 3.    LEGAL PROCEEDINGS

        We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to our financial condition and results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Common Stock

        Prior to January 10, 2008, Danvers Bancorp had never issued capital stock. Our common stock is quoted on the NASDAQ Global Select Market under the symbol "DNBK." To list our stock on the NASDAQ Global Select Market, we are required to have at least three broker-dealers who will make a market in our common stock. Sandler O'Neill & Partners, L.P. has advised us that they intend to make a market in our common stock following the offering, but they are under no obligation to do so. While we will attempt to secure and maintain commitments from at least two other broker-dealers to make a market in our common stock, there can be no assurance that we will be successful in obtaining such commitments.

        The development of an active trading market depends on the existence of willing buyers and sellers, the presence of which is not within our control, or that of any market maker. The number of active buyers and sellers of the shares of common stock at any particular time may be limited. Under such circumstances, you could have difficulty selling your shares of common stock on short notice and, therefore, you should not view the shares of common stock as a short-term investment. We cannot assure you that an active trading market for the common stock will develop or that, if it develops, it will continue. Nor can we assure you that, if you purchase shares of common stock, you will be able to sell them at or above the share price at which you acquired them.

        No quotations from 2007 are provided with this filing as our common stock did not commence trading on the NASDAQ Global Select Market until January 10, 2008.

Our Policy Regarding Dividends

        We have not yet determined when we will pay a dividend on the common stock. After the conversion, we will consider a policy of paying regular cash dividends. In addition, the board of directors may declare and pay periodic special cash dividends in addition to, or in lieu of, regular cash dividends. In determining whether to declare or pay any dividends, whether regular or special, the board of directors will take into account applicable regulatory capital requirements, Danvers Bancorp's financial condition and results of operations, debt and equity structure, capital requirements in connection with possible future acquisitions, tax considerations, statutory and regulatory limitations, and general economic conditions. The regulatory restrictions that affect the payment of dividends by Danversbank to Danvers Bancorp discussed below will also be considered. Danvers Bancorp cannot guarantee that it will pay dividends or that, if paid, Danvers Bancorp will not reduce or eliminate dividends in the future. If Danvers Bancorp issues preferred stock, the holders of the preferred stock may have dividend preferences over the holders of common stock.

        Dividends from Danvers Bancorp may depend, in part, upon receipt of dividends from Danversbank because Danvers Bancorp will have no source of income other than dividends from Danversbank and earnings from investment of net proceeds from the conversion retained by Danvers Bancorp. Massachusetts banking law and FDIC regulations limit distributions from Danversbank to Danvers Bancorp. For example, Danversbank could not pay dividends if it were not in compliance with applicable regulatory capital requirements. See "Business—Regulation and Supervision—Massachusetts Bank Regulation—Dividends" on page 27 and "Business—Supervision and Regulation—Federal Bank Regulation—Prompt Corrective Regulatory Action" on page 29. In addition, Danvers Bancorp is subject to the Federal Reserve Board's policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by Danvers Bancorp appears consistent with its capital needs, asset quality and overall financial condition. See "Business—Regulation and Supervision —Holding Company Regulation" on page 34.

How We Intend to Use the Proceeds from the Offering

        The conversion closed at the adjusted maximum end of the range. As a result the net proceeds from the conversion totaled $167,931,000.

        Payments for shares made through withdrawals from existing deposit accounts did not result in the receipt of entirely new funds for investment because of the offsetting reduction of Danversbank's deposits. The net proceeds for the conversion were allocated 50/50 between the Company and the subsidiary bank. We undertook the offering at this time to increase our capital to expand and diversify our business. For further information, see "Business—Business Strategy" on page 6. The offering proceeds will increase our capital resources and the amount of funds available for lending and investment purposes. The proceeds will also give us greater flexibility to diversify operations and expand the products and services we offer to our customers.

        Danvers Bancorp will use the proceeds from the conversion:

  •
  to deposit funds in Danversbank;

  •
  to invest in securities;

  •
  to finance the purchase of common stock in the offering by Danversbank's employee stock ownership plan;

  •
  to finance acquisitions of financial institutions or branches and other financial services businesses as opportunities arise;

  •
  to pay down the trust preferred securities of Danvers Capital Trust II in February 2009;

  •
  to pay the debt service on Danvers Bancorp's trust preferred securities;

  •
  to pay dividends to its stockholders;

  •
  to repurchase shares of its common stock; and

  •
  for general corporate purposes.

        During the first year following the conversion, we are prohibited by regulation from repurchasing shares of our common stock, except to fund benefit plans. The loan that will be used to fund the purchases by the employee stock ownership plan will accrue interest.

        Danversbank will use the proceeds from the conversion:

  •
  to expand its retail banking franchise by establishing de novo branches in Massachusetts;

  •
  to fund new loans;

  •
  to expand its sources of non-interest income by acquiring other financial services businesses, as opportunities arise;

  •
  to make necessary capital investments in facilities and technology;

  •
  to repay borrowings;

  •
  to invest in securities; and

  •
  for general corporate purposes.

        The use of the proceeds outlined above may change based on changes in interest rates, equity markets, laws and regulations affecting the financial services industry, our relative position in the financial services industry, the attractiveness of potential acquisitions to expand our operations, and overall market conditions.

Item 6.    SELECTED FINANCIAL DATA

        The summary information presented below at each date or for each period is derived in part from the consolidated financial statements of the MHC and Danversbank. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes beginning on page F-1 of this report.

	At or For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,448,303	$1,262,597	$1,180,384	$1,075,469	$925,535
Loans, net	899,401	871,114	813,908	715,673	634,982
Securities available for sale, at fair value	406,715	273,083	260,416	268,882	189,773
Bank-owned life insurance	23,665	22,694	21,952	21,342	13,871
Deposits	998,148	953,220	892,120	826,334	682,202
Stock subscriptions	162,859	—	—	—	—
Short-term borrowings	23,800	30,934	119,482	41,372	24,443
Long-term debt	145,042	167,899	71,235	116,364	133,505
Subordinated debt	29,965	29,965	24,810	24,810	24,810
Retained earnings	73,496	65,079	59,034	55,668	53,137
Selected Operating Data:
Interest and dividend income	$80,324	$73,726	$59,223	$50,264	$47,333
Interest expense	43,168	37,184	23,089	18,181	16,396

Net interest income	37,156	36,542	36,134	32,083	30,937
Provision for loan losses	800	1,000	1,250	750	1,700

Net interest income, after provision for loan losses	36,356	35,542	34,884	31,333	29,237
Non-interest income	5,780	5,012	6,322	5,208	5,103
Non-interest expense	36,967	35,583	33,929	30,786	29,431

Income before provision for income taxes	5,169	4,971	7,277	5,755	4,909
Provision for income taxes	815	734	2,019	1,735	2,901

Net income	$4,354	$4,237	$5,258	$4,020	$2,008

At or For the Years Ended December 31,
2007	2006	2005	2004	2003
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.34%	0.34%	0.46%	0.39%	0.23%
Return on equity (ratio of net income to average equity)	6.50%	6.90%	9.30%	7.45%	3.87%
Net interest rate spread(1)	2.63%	2.74%	3.15%	3.19%	3.60%
Net interest margin(2)	3.08%	3.10%	3.40%	3.37%	3.82%
Efficiency ratio(3)	85.82%	85.31%	79.53%	82.02%	80.99%
Non-interest expenses to average total assets	2.89%	2.87%	3.00%	3.00%	3.35%
Average interest-earning assets to interest bearing liabilities	1.12	x	1.11	x	1.12	x	1.10	x	1.11	x
Asset Quality Ratios:
Non-performing assets to total assets	0.55%	0.46%	0.22%	0.30%	0.40%
Non-performing loans to total loans	0.48%	0.65%	0.31%	0.26%	0.58%
Allowance for loan losses to non-performing loans	207.32%	181.02%	391.58%	477.11%	244.99%
Allowance for loan losses to total loans	1.00%	1.18%	1.22%	1.25%	1.42%
Capital Ratios:
Risk-based capital (to risk-weighted assets)	10.99%	11.09%	10.82%	11.40%	12.23%
Tier 1 risk-based capital (to risk-weighted assets)	9.57%	9.19%	9.22%	9.49%	9.91%
Tier 1 leverage capital (to average assets)	6.94%	6.87%	6.98%	6.85%	7.63%
Retained earnings to total assets	5.07%	5.15%	5.00%	5.18%	5.74%
Average retained earnings to average assets	5.24%	4.95%	5.00%	5.26%	5.90%
Other Data:
Number of full service offices	15	14	14	14	14
Full time equivalent employees	247	237	246	246	240

(1)
The net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)
The net interest margin represents net interst income as a percent of average interest-earning assets for the period.

(3)
The efficiency ratio represents non-interest expense for the period minus expenses related to the amortization of intangible assets divided by the sum of net interest income (before the loan loss provision) plus non-interest income.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The purpose of Management's Discussion and Analysis is to focus on certain significant factors, which have affected our operating results and financial condition, and to provide shareholders a more comprehensive review of the financial data contained in the report. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this report.

General

        Danvers Bancorp, Inc. is the holding company for Danversbank. Danversbank is a community bank primarily providing commercial and industrial, or C&I, commercial real estate and residential mortgage loans and a variety of retail deposit products and services to our business and retail customers. Long-term growth is an essential element in our business plan. Lending is the major driver of revenue and we are committed to supporting our loan growth. We recognize that loan and deposit growth are interdependent and over the long term both must grow consistently. One of our biggest challenges is to grow our customer base and to grow the depth and breadth of our customer relationships. We address this challenge by maintaining our focus on anticipating, understanding and assisting our customers in achieving their financial goals.

        Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Interest income represented 93.3% and 93.6% of our total revenue for the year ended December 31, 2007 and 2006, respectively. Our net interest margin was 3.08% and 3.10% the year ended December 31, 2007 and 2006, respectively.

        Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Rising interest rates generally slow economic activity by making borrowing for business less attractive. Sustained high interest rates may result in weakened borrowers' credit and impair their ability to make loan payments at a time when the cost of funds is increasing, resulting in higher delinquencies in our loan portfolio. Conversely, low interest rates stimulate economic activity and borrowing. Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

        Results of operations are also affected by fee income from banking and non-banking operations, provisions for loan losses, loan servicing and other non-interest income. Non-interest expense principally consists of employee compensation and employee benefits, office occupancy and equipment expense, data processing, advertising, business development and other expense. We use the efficiency ratio (non-interest expense for the period minus expenses related to the amortization of intangible assets divided by the sum of net interest income (before the loan loss provision) plus non-interest income) and the expense ratio (non-interest expense to total average assets) as the primary measurements to monitor and control non-interest expense. For the year ended December 31, 2007 and 2006, our efficiency and expense ratios were 85.82% and 2.89% and 85.31% and 2.87%, respectively. Despite our continued balance sheet growth, the industry-wide margin compression has mitigated much of the associated revenue growth over the past two years, thereby contributing to the adverse trends in our efficiency and expense ratios. In addition, in February 2007 we merged BankMalden into Danversbank. As a result of this transaction, we incurred a number of one-time expenses that adversely impacted our expense ratios. Management has implemented various expense reduction initiatives aimed at controlling our non-interest expenses. Danversbank's operating margins have stabilized during the year ended December 31, 2007 and revenues have also increased slightly. In the absence of further margin compression, management expects revenues will eventually rise and that as a result, the adverse trends with our efficiency ratio will abate.

        Our consolidated results of operations reflect the results of the 2007 merger with BankMalden.

        Post Conversion.    While this discussion focuses primarily on past performance, there are several facets of our operation that were significantly affected in 2008 due to the conversion.

        The offering proceeds have substantially increased our capital and our capital ratios have increased accordingly. As we grow and expand over the next several years, we expect these ratios will decline.

        Post conversion, our revenue will benefit from the earnings on the offering proceeds. However, our non-interest expenses will also increase as a result of becoming a public company, particularly in the areas of audit, investor relations, periodic filings, and compliance with new internal control procedures and governance requirements and branch expansion. We may also incur higher legal costs and other miscellaneous holding company expenses. There will also be increased expenses associated with employee benefits, particularly our new employee stock ownership plan, stock options and restricted stock plans.

        The contribution to establish the Charitable Foundation resulted in a $6.9 million one time charge in the first quarter of 2008. The conversion also resulted in a $4.0 million one-time charge during the first quarter of 2008 related to the immediate vesting and payout of Danversbank's Phantom Stock Plan.

Critical Accounting Policies

        Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. We consider the following to be critical accounting policies:

        Allowance for Loan Losses.    The determination of the allowance for loan losses is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary. The allowance is evaluated on a regular basis by management and the board of directors and is based on a periodic review of the collectibility of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect borrowers' ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. For a full discussion of the allowance for loan losses, please refer to "Business—Asset Quality—Allowance for Loan Losses" on page 16.

        Other Real Estate Owned.    Other real estate owned ("OREO") includes property acquired through foreclosure or deed in lieu of foreclosure and is recorded at the lower of cost or fair value, less estimated costs to sell, at the time of acquisition. The excess, if any, of the loan balance over the fair value of the property at the time of transfer from loans to OREO is charged to the allowance for loan losses. Subsequent to the transfer to OREO, if the fair value of the property less estimated selling costs is less than the carrying value of the property, the deficiency is charged to income. Due to changing market conditions, there are inherent uncertainties in the assumptions with respect to the estimated fair value of OREO. Therefore, the amount ultimately realized may differ from the amounts reflected in the accompanying consolidated financial statements.

        Income Taxes.    Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in the tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Company's base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

        A valuation allowance related to deferred tax asset is established when, in the judgment of management, it is more likely than not all or a portion of such deferred tax assets will not be realized (See Note 15 to Consolidated Financial Statements beginning on page F-27).

        This discussion has highlighted those accounting policies that management considers critical; however, all accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 2 to the Consolidated Financial Statements beginning at page F-7 to gain a better understanding of how our financial performance is measured and reported.

Analysis of Net Interest Income

        Net interest income represents the difference between income on interest-earning assets and the expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. Danversbank does not accrue interest on loans on non-accrual status, however, the balance of these loans is included in the total average balance, which has the effect of lowering average loan yields.

        The following table sets forth average balance sheets, average yields and costs and certain other information for the periods indicated:

	Years Ended December 31,
	2007				2006				2005
	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$10,072		$506	5.02%	$17,502		$828	4.73%	$2,496		$199	7.97%
Debt securities:(1)
U.S. Government	2,341		109	4.66	2,604		102	3.92	3,853		89	2.31
Gov't-sponsored enterprises	201,700		9,203	4.56	242,093		7,987	3.30	242,122		7,160	2.96
Mortgage-backed	97,324		5,200	5.34	27,484		1,236	4.50	25,319		980	3.87
Municipal bonds	14,584		588	4.03	3,234		121	3.74	473		15	3.17
Other	359		20	5.57	361		19	5.26	893		68	7.61
Equity securities	10,536		752	7.14	11,058		697	6.30	9,412		423	4.49
Real estate mortgages(2)	553,920		39,299	7.09	576,649		40,679	7.05	539,139		34,773	6.45
C&I loans(2)	263,667		21,750	8.25	254,634		19,821	7.78	206,801		13,845	6.69
IRBs(2)	43,106		2,117	4.91	32,514		1,541	4.74	25,251		1,135	4.49
Consumer loans(2)	9,876		780	7.90	9,353		695	7.43	7,252		536	7.39

Total interest-earning assets	1,207,485		80,324	6.65	1,177,486		73,726	6.26	1,063,011		59,223	5.57

Allowance for loan losses	(9,840)				(10,320)				(9,450)

Total earning assets less allowance for loan losses	1,197,645				1,167,166				1,053,561
Non-interest-earning assets	80,898				73,663				77,609

Total assets	$1,278,543				$1,240,829				$1,131,170

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts(7)	$165,386		1,616	0.98	$174,372		872	0.50	$205,855		969	0.47
Money market accounts(7)	335,448		13,764	4.10	279,208		9,795	3.51	308,865		7,365	2.38
Term certificates(3)(7)	352,319		17,140	4.86	363,853		15,630	4.30	248,368		7,174	2.89

Total deposits	853,153		32,520	3.81	817,433		26,297	3.22	763,088		15,508	2.03
Borrowed funds:
Short-term borrowings	43,655		1,141	2.61	53,875		1,439	2.67	85,675		2,091	2.44
Long-term debt	148,265		6,914	4.66	158,634		7,151	4.51	79,571		3,450	4.34
Subordinated debt	29,965		2,593	8.65	26,251		2,297	8.75	24,810		2,040	8.22

Total interest-bearing liabilities	1,075,038		43,168	4.02	1,056,193		37,184	3.52	953,144		23,089	2.42

Non-interest- bearing deposits(8)	126,965				113,925				112,841
Other non-interest- bearing liabilities	9,543				9,267				8,621

Total non-interest- bearing liabilities	136,508				123,192				121,462

Total liabilities	1,211,546				1,179,385				1,074,606
Retained earnings	66,997				61,444				56,564

Total liabilities and retained earnings	$1,278,543				$1,240,829				$1,131,170

Net interest income			$37,156				$36,542				$36,134

Net interest rate spread(4)				2.63%				2.74%				3.15%

Net interest-earning assets(5)	$132,447				$121,293				$109,867

Net interest margin(6)				3.08%				3.10%				3.40%

Ratio of interest-earning assets to total interest-bearing liabilities	1.12	x			1.11	x			1.12	x

(1)
Average balances are presented at average amortized cost.
(2)
Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(3)
Term certificates include brokered and non-brokered CDs.
(4)
Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities at the period indicated.
(5)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)
Net interest margin represents net interest income divided by average total interest-earning assets.
(7)
Included are stock subscription holds for savings and NOWs and term certificates in the amount of $68,000 and $248,000.
(8)
Included are stock subscription holds for DDA's and stock subscriptions received in the amount of $252,000 and $7,812,000.

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

	Years Ended December 31, 2007 vs. 2006			Years Ended December 31, 2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Increase (Decrease)			Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-earning cash equivalents	$(352)	$30	$(322)	$1,196	$(567)	$629
Debt securities:			—			—
U.S. Government	(10)	17	7	(29)	42	13
Gov't-sponsored enterprises	(1,333)	2,549	1,216	(1)	828	827
Mortgage-backed	3,141	823	3,964	84	172	256
Municipal bonds	425	42	467	88	18	106
Other	—	1	1	(41)	(8)	(49)
Equity securities	(33)	88	55	74	200	274
Real estate mortgages	(1,603)	223	(1,380)	2,419	3,487	5,906
C&I loans	703	1,226	1,929	3,202	2,774	5,976
IRBs	502	74	576	326	80	406
Consumer loans	39	46	85	155	4	159

Total interest-earning assets	1,479	5,119	6,598	7,473	7,030	14,503

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	(45)	789	744	(148)	51	(97)
Money market accounts	1,973	1,996	3,969	(707)	3,137	2,430
Term certificates	(495)	2,005	1,510	3,336	5,120	8,456

Total deposits	1,433	4,790	6,223	2,481	8,308	10,789
Borrowed funds:
Short-term borrowings	(273)	(25)	(298)	(776)	124	(652)
Long-term debt	(467)	230	(237)	3,428	273	3,701
Subordinated debt	325	(29)	296	118	139	257

Total interest-bearing liabilities	1,018	4,966	5,984	5,251	8,844	14,095

Increase (decrease) in net interest income	$461	$153	$614	$2,222	$(1,814)	$408

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

        Total Assets.    Total assets increased by $185.7 million, or 14.7%, from $1,262.6 million at December 31, 2006 to $1,448.3 million at December 31, 2007. This increase was primarily the result of an increase in the securities portfolio and to a lesser extent an increase in the loan portfolio as described below. These increases were funded primarily by $162.9 million in stock subscription proceeds.

        Cash and Cash Equivalents.    Cash, correspondent bank balances and cash equivalents consisting of federal funds sold increased by $20.7 million to $65.9 million at December 31, 2007. This increase in short-term liquidity was the result of an inflow of deposits related to the stock conversion.

        Securities.    The investment portfolio aggregated $406.7 million at December 31, 2007, an increase of $133.6 million, or 48.9%, from $273.1 million at December 31, 2006. Within the securities portfolio, mortgage-backed securities increased by $119.6 million and municipal bonds increased by $12.6 million. The change in the securities portfolio mix was due in part to Danversbank's decision to take advantage of more favorable yields available on mortgage-backed securities and municipal bonds.

        Net Loans.    Net loans as of December 31, 2007 were $899.4 million, an increase of $28.3 million, or 3.3%, over net loan balances of $871.1 million as of December 31, 2006. Construction loans decreased $28.4 million, or 20.7%, and C&I loans increased $35.7 million, or 11.7%. More modest increases were experienced in the residential and commercial real estate segments of the portfolio. In 2007, Danversbank once again focused much if its resources and origination activities on business lending and related services and the increase in commercial loan types is a reflection of those efforts.

        Deposits.    Deposits increased by $44.9 million, or 4.7%, to $998.1 million at December 31, 2007 from $953.2 million at December 31, 2006. Danversbank's deposit inflow was made up of increases in money market accounts of $35.9 million, demand deposits of $7.7 million and savings and NOW accounts of $15.4 million that was offset by a decline in term certificates of $14.1 million. The competition for deposits in our primary markets was intense in 2007. All of the local banking franchises experienced migration from transaction account categories into higher cost deposit products. Accordingly, we launched major product initiatives in 2007 related to both retail and commercial transaction accounts in an effort to attract additional balances and new customers to these lower cost categories.

        Borrowed Funds.    Due to the overall deposit growth, the inflow of stock subscription funds and lower loan demand, Danversbank was able to reduce borrowings in 2007. Funds borrowed from the FHLBB decreased by $22.9 million, or 13.6%, to $145.0 million at December 31, 2007 from $167.9 million at December 31, 2006. As of December 31, 2007, Danversbank had outstanding $23.8 million in overnight repurchase agreements compared to $30.9 million at December 31, 2006. The local pricing for commercial sweep products intensified in 2007 and we experienced a decline in these balances as a result.

        Retained Earnings.    Retained earnings increased by $8.4 million, or 12.9%, to $73.5 million at December 31, 2007 from a balance of $65.1 million as of December 31, 2006. This increase in retained earnings was attributable to net income for the year of $4.4 million, augmented by a increase in the net unrealized gains on available for sale securities of $4.0 million.

Comparison of Operating Results For the Years Ended December 31, 2007 and December 31, 2006

        Net Income.    Net income increased $117,000, or 2.8%, to $4.4 million for the year ended December 31, 2007 compared to $4.2 million for the year ended December 31, 2006. The increase was primarily related to an increase in net interest income and non-interest income offset by an increase in non-interest expense.

        Net Interest Income.    Net interest income increased to $37.1 million for the year ended December 31, 2007 compared to $36.5 million in 2006. Increases in interest income are the result of higher levels of interest-earning assets and higher yields on those assets were largely offset by higher levels of interest-bearing liabilities and the increase in funding costs related to those liabilities. The cumulative effect of a larger balance sheet and a 2 basis point reduction in our net interest margin was a $614,000 or 1.7% increase in net interest income between the comparative time periods. Our net interest margin was 3.08% for the year ended December 31, 2007 compared to 3.10% for the year ended December 31, 2006.

        Interest and Dividend Income.    Interest income increased $6.6 million, or 9.0%, to $80.3 million for 2007 from $73.7 million for the prior year. The increase was due primarily to higher average yields across most asset categories. In 2007 as compared to 2006, there was a slight decrease in average loans outstanding, which declined on average by $2.6 million, or 0.3%. At the same time, the yield earned on loans increased by 16 basis points, or 2.2%, to 7.35%, a change that reflected the general increase in market interest rates in 2007. Consistent with the rate environment, yields on investment securities also increased significantly when compared to 2006, rising by 132 basis points to 4.86% for the year ended December 31, 2007. A $40.0 million net increase in the average balances of investment securities in 2007 also contributed to a higher level of interest income.

        Interest Expense.    Interest expense increased $6.0 million, or 16.1%, to $43.2 million for the year ended December 31, 2007 from $37.2 million in the prior year. The primary reason was an increase in the rates paid on interest-bearing deposits and borrowings, which rose by 50 basis points to 4.02% for 2007 from 3.52% for 2006, increasing interest expense by $5.0 million. The rise in deposit and borrowing rates reflected the generally higher interest rate environment in 2007 compared to 2006. This was coupled with an increase in the average balance of interest-bearing liabilities of $18.8 million to an average of $1,075.0 million for 2007 from an average of $1,056.2 million for 2006.

        The increase in these average balances resulted in a $1.0 million increase in interest expense.

        Provision for Loan Losses.    The Company's provision for loan losses decreased by $200,000, or 20.0%, to $800,000 in 2007 from $1.0 million in 2006. Provisions in both years were reflective of growth in the loan portfolio, an evaluation of the quality of the loan portfolio, and net charge-offs, the difference between loan charge-offs and recoveries on loans previously charged off. Net charge-offs were $2.1 million and $675,000 for the years ended 2007 and 2006, respectively. A significant portion of the Company's charge-offs in 2007 was related to one loan that had been a management concern for quite some time. Prior to recording the charge, the amount was accounted for in the unallocated portion of the reserve. This loan was not considered to be indicative of the rest of the portfolio and management chose not to augment the general reserve as a result of this charge. As a result the allowance for loan losses of $9.1 million at December 31, 2007 represented 1.00% of total loans, as compared to an allowance of $10.4 million, representing 1.18% of total loans at December 31, 2006.

        Non-interest Income.    Total non-interest income increased to $5.8 million in 2007 from $5.0 million in 2006. The Company revised and expanded its deposit account service charge matrix in 2007 and as a result of this there was a $269,000 increase in service charges on deposit accounts, particularly in the demand deposit and overdraft checking categories. Gains realized on the sale of fixed-rate residential mortgage loans and the guaranteed portions of SBA loans declined by $110,000 as a result of lower sales activity. Gains realized on the sale of securities increased by $318,000 as the Company took advantage of the decline in rates during the later part of 2007. The change in the fair value of derivatives resulted in a $225,000 decrease in income as this derivative transaction was sold in August 2007. Other operating income increased, in aggregate, $329,000 between the comparable time periods, primarily as a result of increases in debit card and wire transfer fee income based on activity.

        Non-interest Expense.    Non-interest expense increased $1.4 million, or 3.9%, to $37.0 million in 2007 as compared to $35.6 million in 2006. The increases were primarily attributable to increases in salaries and employee benefits, and to a lesser extent an increase in equipment expense. Salaries and employee benefits expenses increased $1.2 million, or 5.6%, to $22.3 million for the year ended December 31, 2007 due to merit increases, normal salary administration, medical insurance costs, increases associated with Danversbank's supplemental executive retirement plans, or SERPs, and phantom stock plan. Equipment expense increased $317,000, or 12.7%, to $2.8 million for 2007 primarily due to an increase in equipment depreciation related to our expanding branch and premises footprint.

        Income Taxes.    Income tax expense was $815,000 for the year ended December 31, 2007, an increase of $81,000, compared to $734,000 for the year ended December 31, 2006. The combined federal and state effective tax rate was 15.8% in 2007, compared to 14.8% in 2006. Danversbank has implemented a combination of tax strategies over the past few years that include the formation of two Massachusetts securities corporations, investing in tax free life insurance contracts and the expansion of its holdings of municipal securities. These initiatives, combined with a reversal of a pre-2002 tax over-accrual in 2006, resulted in a significant decrease in Danversbank's effective corporate tax rate between the two years.

        In February 2008, the Company determined that the interest disallowance for its Industrial Revenue Bonds was applied incorrectly on the Company's tax return. This resulted in an understatement of income tax expense of $342,000 (6.6%), $255,000 (5.1%) and $138,000 (19%) for the years ended December 31, 2007, 2006 and 2005, respectively.

Comparison of Operating Results For the Years Ended December 31, 2006 and December 31, 2005

        Net Income.    Net income decreased $1.1 million, or 19.4%, to $4.2 million for the year ended December 31, 2006 compared to $5.3 million for the year ended December 31, 2005. The decrease was primarily related to an increase in non-interest expense and a decline in non-interest income. Danversbank's net interest income increased slightly during the same period.

        Net Interest Income.    Net interest income increased to $36.5 million for the year ended December 31, 2006 compared to $36.1 million in 2005. Increases in interest income as the result of higher levels of interest- earning assets and higher yields on those assets were largely offset by higher levels of interest-bearing liabilities and the increase in funding costs related to those liabilities. The cumulative effect of a larger balance sheet and a 30 basis point reduction in our net interest margin was a $408,000 or 1.1% increase in net interest income between the comparative time periods. Our net interest margin was 3.10% for the year ended December 31, 2006 compared to 3.40% for the year ended December 31, 2005.

        Interest and Dividend Income.    Interest income increased $14.5 million, or 24.5%, to $73.7 million for 2006 from $59.2 million for the prior year. The increase was due primarily to higher average loan balances complimented by higher average yields across most asset categories. In 2006 as compared to 2005, there was an increase in loans outstanding, which grew on average by $94.7 million, or 12.2%. At the same time, the yield earned on loans increased by 72 basis points, or 11.2%, to 7.19%, a change that reflected the general increase in market interest rates in 2006. Consistent with the rate environment, yields on investment securities also increased significantly when compared to 2005, rising by 45 basis points to 3.54% for the 2006 year. A $4.8 million net increase in the average balances of investment securities in 2006 also contributed to higher level of interest income.

        Interest Expense.    Interest expense increased $14.1 million, or 61.0%, to $37.2 million for the year ended December 31, 2006 from $23.1 million in the prior year. The primary cause was an increase in the average balances of deposits, short and long-term borrowings, which increased by $103.0 million to an average of $1,056.2 million for 2006 from an average of $953.1 million for 2005, increasing interest expense by $5.3 million. This increase was coupled with an increase in the rates paid on interest-bearing deposits and borrowings, which rose by 110 basis points to 3.52% for 2006 from 2.42% for 2005, increasing interest expense by $8.8 million. The rise in deposit and borrowing rates reflected the generally higher interest rate environment in 2006 compared to 2005.

        Provision for Loan Losses.    The Company's provision for loan losses decreased by $250,000, or 20.0%, to $1.0 million in 2006 from $1.3 million in 2005. Provisions in both years were reflective of growth in the loan portfolio, an evaluation of the quality of the loan portfolio, and net charge-offs, the difference between loan charge-offs and recoveries on loans previously charged off. Net charge-offs were $675,000 and $252,000 for the years ended 2006 and 2005, respectively. The allowance for loan losses of $10.4 million at December 31, 2006 represented 1.18% of total loans, as compared to an allowance of $10.1 million, representing 1.22% of total loans at December 31, 2005.

        Non-interest Income.    Total non-interest income declined to $5.0 million in 2006 from $6.3 million in 2005. There was a $219,000 decrease in service charges on deposit accounts, particularly in the demand deposit and overdraft checking categories. Gains realized on the sale of fixed-rate residential mortgage loans and the guaranteed portions of SBA loans declined by $233,000 as a result of lower sales activity. Gains realized on the sale of securities declined by $112,000, also as a result of lower activity. The lower levels of sales activity were a function of the marketplace. The change in the fair value of derivatives resulted in a $314,000 decrease in income. Other operating income declined, in aggregate, $286,000 between the comparable time periods, primarily as a result of smaller increases in the cash surrender values of our holdings of BOLI and lower fees relating to Danversbank's sales of nondeposit investment products.

        Non-interest Expense.    Non-interest expense increased $1.7 million, or 4.9%, to $35.6 million in 2006 as compared to $33.9 million in 2005. The increases were primarily attributable to increases in salaries and employee benefits, and to a lesser extent an increase in occupancy expense. Salaries and employee benefits expenses increased $1.3 million, or 6.7%, to $21.2 million for the year ended December 31, 2006 due to merit increases, normal salary administration, medical insurance costs, increases associated with Danversbank's supplemental executive retirement plans, or SERPs, and phantom stock plan. Occupancy expense increased $517,000, or 13.2%, to $4.4 million for 2006 primarily due to an increase in leasehold depreciation related to our expanding branch and premises footprint, the annualized effect of occupying our Boston location and our expansion into the Saugus market.

        Income Taxes.    Income tax expense was $734,000 for the year ended December 31, 2006, a decrease of $1.3 million, compared to $2.0 million for the year ended December 31, 2005. The combined federal and state effective tax rate was 14.8% in 2006, compared to 27.7% in 2005. Danversbank has implemented a combination of tax strategies over the past few years that include the formation of two Massachusetts securities corporations, investing in tax free life insurance contracts and the expansion of its holdings of municipal securities. These initiatives, combined with a reversal of a pre-2002 tax over-accrual in 2006 resulted in a significant decrease in Danversbank's effective corporate tax rate between the two years (See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Comparison of Operating Results for the Years Ended December 31, 2007 and December 31, 2006—Income Taxes" on page 56).

Off-Balance Sheet and Derivative Transaction

        On occasion the Danversbank has engaged in hedging activities as part of the asset/liability management process. In each case, the hedge was established to protect a portion of the interest income on our variable rate loan portfolio from a decline in interest rates. We document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet. In conjunction with an independent third party, we also assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in fair values or cash flows of hedged items.

        In March 2006, we entered into a five-year interest rate collar contract at a cost of $101,000. The nominal value of the collar is $55 million, and Danversbank is paid if the Prime rate falls below 6%. Conversely, Danversbank is obligated to pay the counterparty if the Prime rate rises above 9.5%. At the time of purchase, Danversbank's documentation of the intended hedging strategy did not meet the strict requirements of SFAS 133. As a result, Danversbank concluded that hedge accounting should not be applied to the hedging relationship. The contract was accounted for at fair value, and for the year ended December 31, 2006 we recognized a loss of $81,000, which is included in non-interest income. Effective February 9, 2007, when the fair value of the collar was zero, Danversbank designated the collar in a cash flow hedging relationship in accordance with SFAS 133. Therefore, the instrument was recorded on the balance sheet at fair value, and related gains and losses were recorded in other comprehensive income. If, when periodically assessing the contract, it is determined that some portion or all of the hedge can no longer be matched against specific assets, then a commensurate portion of the resulting gains or losses must be recorded through earnings. The collar was sold in August of 2007.

        Danversbank does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation and Changing Prices

        The financial statements, accompanying notes, and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Most of our assets and liabilities are monetary in nature, and therefore the impact of interest rates has a greater impact on its performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Impact of Recent Accounting Standards

        On January 1, 2007, the Company adopted the FASB Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial statements.

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." Which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). This Statement is effective for the Company on January 1, 2008, with a deferral for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to January 1, 2009. This Statement is not expected to have a material impact on the Company's consolidated financial statements.

        In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement. An entity will report unrealized gains and losses in items for which the fair value option has been elected in earning at each subsequent reporting date. The fair value option may generally be applied instrument by instrument and is irrevocable. This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued Statement No. 141 (revised), "Business Combinations.", which replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations. Under Statement No. 141 (revised) an acquirer is required to recognize at fair value the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date. This Statement requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer in a business combination achieved in stages recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This Statement also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date and to recognize contingent consideration at the acquisition date. Further, this Statement eliminates the concept of negative goodwill and requires gain recognition in instances in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

        In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51." This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Management recognizes that managing risk is fundamental to the business of banking and to the safe and sound operation of Danversbank. Through the development, implementation and monitoring of its policies with respect to risk management, Danversbank strives to measure, evaluate and control the risks it faces. The most significant risks faced by Danversbank are credit risk, market risk including interest rate risk, liquidity risk, operational or transaction risk and compliance risk.

        Within management, the responsibility for risk management rests with the Risk Management Committee chaired by the Senior Vice President-Chief Auditor, the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and a number of other senior department heads. The Risk Management Committee periodically reviews the status of our risk management practices, internal and external audit findings, new business, product or service initiatives, emerging regulatory compliance standards and issues, technology initiatives, insurance, the activities of the Asset/Liability Committee, or ALCO, with respect to monitoring interest rate and liquidity risk and a host of other operational issues. The committee tracks any open items requiring corrective action with the goal of ensuring that each item is addressed on a timely basis. The Senior Vice -Chief Auditor reports activities of the Risk Management Committee and status of risk management practices directly to the Danvers Bancorp, Inc. Audit Committee.

        Management of Credit Risk.    Danversbank considers credit risk to be the most significant risk it faces, in that it has the greatest potential to affect our financial condition and operating results. Credit risk is managed through a combination of policies established by the board of directors of Danversbank, the monitoring of compliance with these policies, and the periodic evaluation of loans in the portfolio, including those with problem characteristics. In general, Danversbank's policies establish maximums on the amount of credit that may be granted to a single borrower (including affiliates), the aggregate amount of loans outstanding by type in relation to total assets and capital, loan concentrations, underwriting authority and approval limits and processes. Collateral and debt service coverage ratios and other underwriting criteria are also specified. Policies also exist with respect to performing periodic credit reviews, the rating of loans, when loans should be placed on non-performing status and factors that should be considered in establishing Danversbank's allowance for possible loan losses. Management is aided in these efforts by the use of an independent third party that conducts outside reviews of Danversbank's loan portfolio three times per year. For additional information, refer to "Business—Lending Activities" on page 7.

        Management of Market Risk.    Market risk is the risk of loss due to adverse changes in market prices and rates, and typically encompasses exposures such as sensitivity to changes in market interest rates, foreign currency exchange rates, and commodity prices. Danversbank has no exposure to foreign currency exchange or commodity price movements. Because net interest income is Danversbank's primary source of revenue, interest rate risk is a significant market risk to which Danversbank is exposed.

        Interest rate risk is the exposure of Danversbank's net interest income in response to movements in interest rates. Net interest income is affected by changes in interest rates as well as by fluctuations in the level and duration of Danversbank's assets and liabilities. Over and above the influence that interest rates have on net interest income, changes in rates may also affect the volume of lending activity, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and refinancing, the availability, mix and cost of deposits and other funding alternatives, and the market value of Danversbank's assets and liabilities.

        Exposure to interest rate risk is managed by Danversbank through periodic evaluations of the current interest rate risk inherent in its rate-sensitive assets and liabilities, primarily deposits, borrowings, loans and investment securities, coupled with determinations of the level of risk considered appropriate given Danversbank's capital and liquidity requirements, business strategy and performance objectives. Through such management, Danversbank seeks to manage the vulnerability of its net interest income to changes in interest rates.

        Strategies used by Danversbank to manage the potential volatility of its earnings may include:

  •
  Emphasizing the origination and retention of variable rate C&I loans and commercial real estate loans, adjustable-rate residential mortgage loans and variable rate home equity lines-of-credit;

  •
  Investing in securities with relatively short maturities and/or expected average lives;

  •
  Classifying nearly all of the investment portfolio as "available for sale" in order to provide for flexibility in liquidity management; and

  •
  Lengthening liabilities such as term certificates of deposit and Federal Home Loan Bank of Boston borrowings as appropriate.

        The Asset/Liability Committee, or ALCO, chaired by the Chief Financial Officer and comprised of members of senior management and the Board of Directors, is responsible for managing interest rate risk. On a quarterly basis, this committee reviews with the full Board of Directors its analysis of our exposure to interest rate risk, the effect subsequent changes in interest rates could have on Danversbank's future net interest income, key interest rate risk strategies and other activities, and the effect of those strategies on Danversbank's operating results. This committee is also actively involved in Danversbank's planning and budgeting process as well as in determining pricing strategies for deposits and loans. Management is aided in these efforts by the use of an independent third party that convenes with management on a quarterly basis for a complete asset/liability analysis and review.

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

        For December 31, 2007, we used a simulation model to project changes for three rising and three falling rate scenarios. This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario. In each of these instances, Federal Funds is used as the driving rate.

        The table below sets forth, as of December 31, 2007, the estimated changes in Danversbank's net interest income that would result.

	Net Portfolio Value(2)			Net Interest Income
		Estimated Increase (Decrease)			Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)(1)
	Estimated NPV			Estimated Net Interest Income
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+300bp	$74,504	$(40,393)	-35.2%	$41,728	$(4,801)	-10.3%
+200bp	89,893	(25,004)	-21.8%	44,074	(2,455)	-5.3%
+100bp	104,235	(10,662)	-9.3%	45,627	(902)	-1.9%
0bp	114,897	—	0.0%	46,529	—	0.0%
-100bp	120,209	5,312	4.6%	46,882	353	0.8%
-200bp	118,303	3,406	3.0%	46,964	435	0.9%
-300bp	114,943	46	0.0%	47,158	629	1.4%

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

        For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points. At December 31, 2007, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

        There are inherent shortcomings to income simulations, given the number and variety of assumptions that must be made in performing the analysis. The assumptions relied upon in making these calculations of interest rate sensitivity include the level of market interest rates, the shape of the yield curve, the degree to which certain assets and liabilities with similar attributes react to changes in market interest rates, and the degree to which non-maturity deposits, such as checking accounts, react to changes in market rates. Although the analysis shown above provides an indication of Danversbank's sensitivity to interest rate changes at a point in time, these estimates are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on Danversbank's net interest income and may differ from actual results.

        Liquidity Risk Management.    Liquidity risk is the risk to earnings and capital arising from an organization's inability to meet its obligations without incurring unacceptable losses. This risk is managed by Danversbank's Chief Operating Officer and Chief Financial Officer, who monitor on a daily basis the adequacy of Danversbank's liquidity position. Oversight and updates are provided through weekly meetings of the Finance Department and by the ALCO, which reviews Danversbank's liquidity position on a quarterly basis. The board of directors of the Company reviews the adequacy of our liquidity resources on a quarterly basis as well.

        Our primary sources of funds are from deposits, amortization, prepayments, the maturity of loans and mortgage-backed securities and the maturity of other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by the interest rate environment, economic conditions and competition. We maintain excess funding in the form of cash and short-term interest-bearing deposits with one or more of our correspondent banking relationships. At December 31, 2007, cash and due from banks and cash equivalents totaled $65.9 million or 4.5% of total assets.

        We also rely on borrowings from the FHLBB as an additional funding source. Over the past several years, Danversbank has expanded its use of FHLBB advances to fund growth in the loan portfolio and to assist in the management of its interest rate risk. Danversbank's deposits increased by $44.9 million during the year ended December 31, 2007, and as a result we were able to pay down our outstanding FHLBB advances by $22.9 million for the same time period. As of December 31, 2007, we had the ability to borrow an additional $272.1 million from the FHLBB.

        We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. Danversbank anticipates that it will continue to have sufficient funds and alternative funding sources to meet its commitments.

        We intend to grow our loan portfolio further after the conversion. The cash flow required to fund those potential increases in loans will likely be provided primarily by increases in deposits, as we implement our strategy to expand our franchise geographically and to increase our deposit market share in areas where Danversbank already has a presence. To the extent that cash flow provided by our deposit-gathering efforts does not completely fund increases in loans and investments, we will likely borrow funds from the FHLBB to provide the necessary cash flow. The capital necessary to support future growth in assets is anticipated to be provided by our capital resources in hand following the conversion, augmented over time by increases from net income, net of dividends paid, if any.

        Contractual Obligations.    The following table presents information indicating various contractual obligations and commitments of Danversbank as of December 31, 2007 and their respective maturity dates:

	Up to One Year	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$—	$800	$12,000	$37,000	$95,242	$145,042
Repurchase agreements(1)	23,800	—	—	—	—	23,800
Subordinated debt	—	—	—	—	29,965	29,965
Operating leases	1,776	1,711	1,649	2,905	7,413	15,454

Total	$25,576	$2,511	$13,649	$39,905	$132,620	$214,261

(1)
All repurchase agreements mature on a daily basis and are secured by obligations of government-sponsored enterprises.

        Loan Commitments.    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents information indicating various Danversbank's loan commitments outstanding and their respective maturity dates as of December 31, 2007:

	One Year or Less	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(In thousands)
Commitments to grant loans	$23,954	$—	$—	$—	$—	$23,954
Unfunded commitments under lines of credit	169,017	—	—	—	—	169,017
Unadvanced funds on construction loans	16,655	17,333	106	232	7,756	42,082
Commercial and standby letters of credit	7,136	196	143	—	5,060	12,535

	$216,762	$17,529	$249	$232	$12,816	$247,588

        Management of Other Risks.    Two additional risk areas that receive significant attention by management and the board are operational risk and compliance risk. Operational risk is the risk to earnings and capital arising from control deficiencies, problems with information systems, fraud, error or unforeseen catastrophes. Compliance risk is the risk arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies and procedures or ethical standards. Compliance risk can expose Danversbank to fines, civil money penalties, payment of damages and the voiding of contracts.

        Danversbank addresses such risks through the establishment of comprehensive policies and procedures with respect to internal controls, the management and operation of its information and communication systems, business contingency and disaster recovery, and compliance with laws, regulations and banking industry "best practice." Monitoring of the effectiveness of policies, procedures and our internal control structure is performed through a combination of Danversbank's internal audit program, through periodic internal and third-party compliance reviews, and through the ongoing attention of our managers charged with supervising compliance and operational controls. Oversight of these activities is provided by the Internal Audit and Risk Management department and the Audit Committee of the board of directors of the Company.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements of Danvers Bancorp, Inc. begin on page F-1 of this annual report.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company's President and Chief Executive Officer, its Executive Vice President and Chief Operating Officer, and other members of its senior management team have evaluated the effectiveness of the Company's disclosure controls and procedures as defined under the Securities and Exchange Act of 1934 Rules 13a-15(e), as amended, (the "Exchange Act"). Based upon their evaluation the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer, the Senior Vice President and Chief Financial Officer, and the First Vice President and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures, as for the end of the period covered by this report, were effective to provide reasonable assurance that the information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

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

        This annual report does not include a report to management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for new public companies.

Changes in Internal Controls Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.    OTHER INFORMATION

        Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        Our board of directors consists of the 17 current directors of the MHC and Danversbank. Our directors are elected to terms of three years and approximately one-third of the board is elected annually. All of our directors are independent under the current listing standards of the NASDAQ Global Select Market, except for Messrs. Bottomley, O'Neil and McCarthy, who currently serve as officers of Danversbank and the MHC. Information regarding our directors is provided in the table below, including the years when they began serving as directors of Danversbank and when their current term expires. Ages presented are as of December 31, 2007.

Director	Age	Position	Director Since	Term Expires
Kevin T. Bottomley	55	Chairman, President and Chief Executive Officer	1996	2009
James J. McCarthy	47	Executive Vice President and Chief Operating Officer	2001	2010
John J. O'Neil	54	Executive Vice President, Senior Lending Officer	2001	2008
Diane C. Brinkley	58	Director	1988	2009
Robert J. Broudo	58	Director	1998	2009
Craig S. Cerretani	53	Director	2003	2009
Brian C. Cranney	51	Director	2002	2010
John P. Drislane	64	Director	1996	2010
John R. Ferris	51	Director	1993	2010
Thomas Ford	52	Director	1999	2010
Neal H. Goldman	55	Director	2004	2008
Eleanor M. Hersey	71	Director	1988	2009
Mary Coffey Moran	52	Director	2007	2009
J. Michael O'Brien	54	Director	2001	2008
John M. Pereira	51	Director	2007	2008
Diane T. Stringer	54	Director	1999	2008
James C. Zampell	54	Director	1998	*

*
Mr. Zampell resigned from the Board, effective March 14, 2008.

        The Business Background of Our Directors.    The business experience for the past five years of each of our directors who is not an executive officer is set forth below.

        Diane C. Brinkley.    Ms. Brinkley served as the President and owner of Murphy's Fruit Mart, Inc. in Danvers, Massachusetts from 1980 until her retirement in 2005. She serves on Danversbank's Compliance and Ethics and Asset/Liability Committees.

        Robert J. Broudo.    Mr. Broudo has served as Headmaster of the Landmark School in Beverly, Massachusetts, a private school for students with learning disabilities, since 1990. He serves as the Chair of Danversbank's CRA Committee and as a member of its Governance Committee.

        Craig S. Cerretani.    Mr. Cerretani is a founding principal of Longfellow Financial, LLC, in Boston, Massachusetts where he has served as an Employee Benefits Broker and Advisor since 1998. He earned his B.A. from The College of the Holy Cross in 1979. He is the Chair of Danversbank's Governance Committee and is a member of its Board of Investment.

        Brian C. Cranney.    Mr. Cranney is President of the Cranney Companies in Danvers, Massachusetts, a diversified line of companies providing electrical, communications, HVAC and fabrication services for retail and commercial customers, which he founded in 1985. He serves on Danversbank's Governance and Security/Loss Prevention/Facilities Committees and as a member of its Board of Investment.

        John P. Drislane.    Mr. Drislane has been an independent commercial real estate developer since 2000 and is the former owner of Essex Bituminous Corp. He earned his B.A. in Finance from Babson College in 1970. He serves as the Chair of Danversbank's Audit Committee and as a member of its Compliance and Ethics Committee.

        John R. Ferris.    Mr. Ferris has served as the President and principal of Copley Capital, LLC, a commercial real estate investment and finance company in Newburyport, Massachusetts since 2004. From 1995 to 2004, he served as President of Mobility Services International, an employee relocation and mortgage company in which he held a 25% ownership interest. He earned his B.A. in Economics from Boston College in 1979. He serves as Chair of Danversbank's Compensation Committee and as a member of its Compliance Committee and Board of Investment.

        Thomas Ford.    Since 1987, Mr. Ford has served as President of T Ford Company, Inc., a civil and environmental contracting company. In addition, he is principal in a number of real estate developments that include residential and commercial land development, new home construction and commercial rental property. Mr. Ford earned his B.S. in Civil Engineering at Northeastern University in 1978 and his M.S. in Civil Engineering at the Georgia Institute of Technology in 1982. He also earned his M.S. in Real Estate Development at the Massachusetts Institute of Technology in 1985. He serves on Danversbank's Audit and Security/Loss Prevention/Facilities Committees.

        Neal H. Goldman.    Mr. Goldman has served as Vice President for Industry Relations at Iron Mountain Group in Boston, Massachusetts since 1999. He earned his B.S. in Business from Boston University in 1973 and his M.B.A. from Babson College in 1979. He serves as Chair of Danversbank's Security/Loss Prevention/Facilities Committees and as a member of its Compensation Committee.

        Eleanor M. Hersey.    Ms. Hersey is a retired treasurer of The Wakefield Corporation a position held from 1975-1989. Presently she is a partner and treasurer of Sunset Acres LLC a real estate investment and management company. She serves on Danversbank's Audit and CRA Committees.

        Mary Coffey Moran.    Ms. Moran has been a financial consultant since 2001. She earned her B.A. in Economics from The College of the Holy Cross in 1977 and her M.B.A. and M.S. in Accounting from Northeastern University in 1979. She serves on Danversbank's Audit and CRA Committees.

        J. Michael O'Brien.    Mr. O'Brien is Chief Executive Officer and President of Eagle Air Freight, Inc. and Trustee of O'Brien Realty Trust of Chelsea, MA. He has held both positions since 1981. He serves as Chair of Danversbank's Asset/Liability Committee and as a member of its Compensation Committee.

        John M. Pereira.    Mr. Pereira has served as President of Combined Properties, Inc. since 1991, where he is currently Chief Executive Officer. He earned his B.S. from the University of Massachusetts at Dartmouth and his J.D. from Boston College Law School in 1981. He serves on Danversbank's Asset/Liability and Security/Loss Prevention/Facilities Committees.

        Diane T. Stringer.    Ms. Stringer has served as the President and Chief Executive Officer of Hospice of the North Shore since 1989. She earned her B.S. in Nursing from Case Western Reserve University in 1976 and her M.S. in Health Policy from Harvard University in 1982. She serves as Chair of Danversbank's Compliance and Ethics Committee and as a member of its Asset/Liability Committee and its Board of Investment.

        James C. Zampell.    Mr. Zampell has served as President and Owner of numerous corporations in the real estate and contracting industries. He earned his B.S. from Merrimack College in 1975.

        On March 18, 2008, the Company issued a press release announcing the departure of director James C. Zampell. Mr. Zampell resigned from the Board of Directors of the Company, effective March 14, 2008. Mr. Zampell served on the Board for ten years and, at the time of his resignation, was Lead Director and a member of the Governance and Compensation Committees.

Executive Officers

        Our executive officers are the following persons who also serve as executive officers of Danversbank. These executive officers are elected annually by the board of directors and serve at the board's discretion.

Officer	Age	Position
Kevin T. Bottomley	55	President, Chief Executive Officer and Chairman of the Board
James J. McCarthy	47	Chief Operating Officer
L. Mark Panella	52	Chief Financial Officer
John J. O'Neil	54	Chief Lending Officer
Michael W. McCurdy	39	Chief Legal Counsel
Jack M. Murray, Jr	56	Chief Auditor

        Kevin T. Bottomley, President and Chief Executive Officer.    Kevin Bottomley became Chief Executive Officer and President of Danversbank in 1996. He became Chairman of the board of directors in 2003. Upon conversion to mutual holding company form in 1998, Mr. Bottomley assumed the same positions of the MHC. He is also Chair of Danversbank's Board of Investment. Prior to arriving at Danversbank, he was the Chief Lending Officer and Executive Vice President at Boston Private Bank & Trust Company. Mr. Bottomley began his career at Bankers Trust in 1976 in the Asia Pacific division and also worked for many years at The First National Bank of Boston as a Vice President in its Asia Pacific Division in the Reverse Multinational Group and in its London Branch. Mr. Bottomley earned his undergraduate degree from Harvard College and earned his M.B.A. from the University of Virginia in 1976.

        James J. McCarthy, Executive Vice President/Chief Operating Officer.    Mr. McCarthy was the President and Chief Executive Officer of Revere Federal Savings Bank and joined Danversbank as Executive Vice President when the merger of the two institutions took place in September 2001. Mr. McCarthy worked at Revere Federal Savings Bank for 16 years prior to the transaction and became the Chief Operating Officer of Danversbank in 2003. Prior to Revere Federal, Mr. McCarthy worked at Ernst & Young for five years. He received his degree in Accounting from Northeastern University and became a CPA in 1983. Mr. McCarthy currently oversees the Finance Area, Retail, Audit, Risk Management, Compliance, Facilities and Investment Departments of Danversbank.

        John J. O'Neil, Executive Vice President/Chief Lending Officer.    Mr. O'Neil joined Danversbank as Executive Vice President, Senior Lending Officer in November of 2001. As a member of senior management, Mr. O'Neil is directly responsible for managing Danversbank's commercial and residential loan portfolios and developing new loan products. Mr. O'Neil joined Danversbank from MetroWest Bank, where he was Executive Vice President, Senior Lender. He was previously employed by Boston Private Bank & Trust Company, where he was Senior Vice President, Commercial Lending, and USTrust and Patriot Bank, where he was Senior Vice President, Commercial Lending. Mr. O'Neil also serves as President of One Conant Capital, a subsidiary of Danversbank.

        L. Mark Panella, Senior Vice President/Chief Financial Officer.    Mr. Panella joined Danversbank in July of 1995 as Senior Vice President and Chief Financial Officer. He previously worked at Boston

Private Bank & Trust Company as the Chief Financial Officer, Senior Operations Officer and Treasurer. He has also worked for two companies that provided software solutions to the banking industry. Mr. Panella is primarily responsible for Danversbank's financial reporting, budgeting, insurance, contract negotiations and overall accounting and regulatory compliance. He earned his B.A. in Economics from Dartmouth College in 1978.

        Michael W. McCurdy, Senior Vice President/General Counsel/Corporate Secretary.    Mr. McCurdy was the President and Chief Executive Officer of BankMalden and joined the MHC and Danversbank as a Senior Vice President for Legal and Corporate Operations when the merger of the two institutions took place in February, 2007. He currently oversees Danversbank's Retail and Legal Departments. Prior to his tenure at BankMalden, Mr. McCurdy worked as an associate with a Boston law firm. Mr. McCurdy earned his B.A. in Political Science from University of California at Santa Barbara in 1990 and his J.D. from Suffolk Law School in 1996.

        Jack M. Murray Jr., Senior Vice President/Chief Auditor.    Mr. Murray joined Danversbank in 2002 as Vice President, Risk Management. He previously held positions with MetroWest Bank as Senior Vice President—Director of Internal Audit from 1998 to 2001, and as Senior Manager at KPMG LLP from 1994 to 1998. Mr. Murray oversees the Internal Audit Services practice and serves as chairman of the Risk Management Committee. He reports directly to the Audit Committee of the Board of Directors and administratively to James J. McCarthy, Executive Vice President & Chief Operating Officer.

Committees of the Board of Directors of Danvers Bancorp, Inc.

        In connection with the formation of Danvers Bancorp, our board of directors established Audit, Compensation, Governance, and Executive Committees.

        The Audit Committee consists of John P. Drislane (Chair), Thomas Ford, Eleanor M. Hersey and Mary Coffey Moran. The primary role of the Audit Committee is to assist the board of directors in its oversight of the integrity of our processes and systems of internal controls concerning accounting and financial reporting and to review compliance with applicable laws and regulations. The committee is also responsible for engaging our independent registered public accounting firm and internal auditor and monitoring their conduct and independence. Each member of the Audit Committee is independent in accordance with the listing standards of the NASDAQ Global Select Market and rules of the SEC. The board of directors has designated Ms. Moran as an Audit Committee financial expert under the rules of the SEC.

        The Compensation Committee consists of John R. Ferris (Chair), Neal H. Goldman and J. Michael O'Brien. The Compensation Committee is responsible for determining annual grade and salary levels for employees and establishing personnel policies. Each member of the Compensation Committee is independent under the listing standards of the NASDAQ Global Select Market.

        The Governance Committee consists of Craig S. Cerretani (Chair), Robert J. Broudo, Brian C. Cranney and John R. Ferris. The Governance Committee is responsible for the annual selection of management's nominees for election as directors and developing and implementing policies and practices relating to corporate governance, including implementing and monitoring the adherence to Danvers Bancorp's corporate governance policy. Each member of the Governance Committee is independent under the definition contained in the listing standards of the NASDAQ Global Select Market.

        The Executive Committee consists of J. Michael O'Brien and Robert J. Broudo. The Executive Committee is responsible for directing and transacting any business of the corporation which properly might come before the Board of Directors, except such as the Board only, by law, is authorized to perform. The Executive Committee will document its proceedings and will report on any actions taken at the next meeting of the Board of Directors.

        Each of the committees listed above operates under a written charter, which will govern its composition, responsibilities and operations and copies of these charters, along with copies of our Corporate Governance Policy and Code of Business Conduct and Ethics, are posted on our website at www.danversbank.com.

        Initially, all of our directors will also serve on the board of directors of Danversbank. Danversbank's board of directors has established five additional committees: the Board of Investment; the Asset/Liability Committee; the CRA Committee; the Compliance and Ethics Committee; and the Security/Loss Prevention/Facilities Committee.

Item 11.    EXECUTIVE COMPENSATION

Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brinkley, Diane C	$18,330	N/A	N/A	N/A	$—	$18,330
Broudo, Robert J	19,330	N/A	N/A	N/A	—	19,330
Cerretani, Craig S	31,680	N/A	N/A	N/A	—	31,680
Cranney, Brian C	32,730	N/A	N/A	N/A	—	32,730
Drislane, John P	22,530	N/A	N/A	N/A	—	22,530
Ferris, John R	40,130	N/A	N/A	N/A	—	40,130
Ford, Thomas	19,730	N/A	N/A	N/A	—	19,730
Goldman, Neal H	22,530	N/A	N/A	N/A	—	22,530
Hersey, Eleanor M	25,530	N/A	N/A	N/A	—	25,530
Moran, Mary C	11,550	N/A	N/A	N/A	—	11,550
O'Brien, J Michael	28,630	N/A	N/A	N/A	—	28,630
Pereira, John M	13,550	N/A	N/A	N/A	—	13,550
Stringer, Diane T	31,330	N/A	N/A	N/A	—	31,330
Zampell, James C	21,830	N/A	N/A	N/A	—	21,830

(1)
Reflects all fees earned or paid for services as a director of Danvers Bancorp Inc and Danversbank ($700 per Board and Committee Meeting attended, and $1,083 monthly for Board of Investment) and annual bonus paid in 2007 ($5,730) for services as a director earned during 2006. Also includes amounts which have been deferred at the election of the non-employee directors and compensation for serving on committees of the Board of Directors. Ms. Moran and Mr. Pereira did not receive a bonus. Mr. Ferris received $10,000 for services as Chairman of the Compensation Committee.

        Cash Retainer and Meeting Fees for Non-Employee Directors.    The following table sets forth the applicable retainers and fees that will be paid to our non-employee directors for their service on the board of directors of Danvers Bancorp, Inc. and Danversbank during 2007:

Fee per board and committee meeting attended	$ 700
Board of Investment member fee	$13,000 / year(1)

    (1)
    Mr. Bottomley receives no compensation for his service on the Board of Investment.

Compensation Discussion and Analysis

        Compensation Philosophy and Objectives.    Our Compensation Committee has the responsibility for establishing and reviewing our compensation philosophy and objectives. In this role, the Compensation Committee has sought to design a compensation structure that attracts and retains qualified and experienced officers and, at the same time, is reasonable and competitive. The Compensation Committee uses a combination of widely recognized industry surveys and data for purposes of comparing appropriate compensation levels for all of our senior executives. In utilizing these surveys and data, we give particular attention to banks of comparable size and geographic location, and we believe our compensation programs are reasonably structured when compared with banking franchises of similar size, scope and business model. Our compensation has consisted primarily of cash compensation, salary and bonuses, phantom stock grants and retirement benefits.

        Consistent with prior years, a significant compensation component for the named executive officers in 2006 comprised an annual incentive bonus and phantom stock awards. Compensation awards under both of these plans were determined based on individual position and performance. Awards under the phantom stock plan were subject to a cap, which was based on the overall earnings performance of Danversbank. Awards under the incentive bonus plan were based on achievement of two performance metrics described further below. In 2007, awards to executive officers under both of these plans are subject to caps, which are tied to the overall earnings performance of Danversbank. In addition, all officers, including the named executive officers, were subject to a salary freeze effective during calendar 2007.

        By converting to stock-form, we will be able to offer stock-based benefit plans, subject to shareholder approval at a meeting no earlier than six months following completion of the conversion. We intend to terminate our phantom stock plan upon completion of the conversion and to implement a stock option and incentive plan after our conversion and we expect that this plan will help us to attract and retain employees consistent with our growth plans. We expect that our proposed stock-based benefit plans will play a significant role in our future compensation considerations, particularly for our Chairman, President and Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Loan Officer.

        Role of Executive Officers and Management.    Our Chairman, President and Chief Executive Officer provides recommendations to the Compensation Committee on matters of compensation philosophy, plan design and the general guidelines for employee compensation. These recommendations are then considered by the Compensation Committee. Our Chairman, President and Chief Executive Officer generally attends Compensation Committee meetings but is not present for any discussion of his own compensation.

        Elements of Executive Compensation.    The compensation we provide to our executive officers and other employees prior to conversion primarily consists of the following:

  •
  Annual base salary;

  •
  Annual cash bonuses;

  •
  Phantom stock;

  •
  Retirement benefits; and

  •
  Perquisites and other personal benefits.

        The Compensation Committee annually reviews "tally sheets" for the named executive officers, which list all elements of compensation.

Peer Group and Benchmarking

        The Compensation Committee used two Peer Groups in analyzing the compensation for our named executive officers. Each group was part of the Clark Consulting 2006 Northeast Banking Compensation Survey in which Danversbank participated. Primary emphasis was placed on Group A below:

Group A Assets of $750 Million—$1.5 Billion	Group B Assets Greater Than $1.5 Billion
Alliance Bank, N.A.	Berkshire Bank
BankNewport	Boston Private Bank & Trust Company
Benjamin Franklin Bank	Brookline Bank
Centreville Savings Bank	Cambridge Savings Bank
Dedham Institute for Savings	Century Bank
East Boston Savings Bank	Citizens Bank of Connecticut
Enterprise Bank & Trust Company	Columbia Bank (NJ)
Fairfield County Bank Corp.	Community Bank Systems, Inc.
Farmington Savings Bank	Eastern Bank
First County Bank	First Niagara Bank
Greylock Federal Credit Union	Flushing Savings Bank, FSB
HarborOne Credit Union	Hudson Valley Bank
Hyde Park Savings Bank	Liberty Bank
Legacy Banks	M&T Bank Corporation
Pawtucket Credit Union	Middlesex Savings Bank
PeoplesBank	NBT Bankcorp, Inc.
Rockville Bank	NewAlliance Bank
South Shore Savings Bank	Partners Trust Bank
The First National Bank of Long Island	Provident Bank
Tompkins Trust Company	Rockland Trust Company
United Bank	State Bank of Long Island
Watertown Savings Bank	The Cape Cod Five Cents Savings Bank
Westbank	The Washington Trust Company
Wilber National Bank	Union Savings Bank
Union State Bank
Webster Bank (CT & MA)

        The Compensation Committee evaluated our annual cash compensation program (base salary and incentive bonus) against a targeted upper limit (should performance warrant) for named executive officers at the average of the 75th percentile for our Peer Group A. The dollar amounts as taken from the 2006 Clark Consulting Northeast Banking Survey were as follows:

	2007 Actual Compensation(1)	75th Percentile of Peer Group A
Chief Executive Officer	$573,750	$562,000
Chief Operating Officer	312,280	319,000
Chief Financial Officer	203,109	190,000	(2)
Chief Lending Officer	306,273	245,000
Commercial Lending Officer	208,941	145,000

    (1)
    Base salary and incentive bonus.

    (2)
    50th Percentile

        In each case, the Compensation Committee reviewed the named executive officer's performance on a subjective basis in 2006 and determined that the officer's performance justified 2007 compensation at or near the targeted levels. In the case of our Chief Lending Officer, John O'Neil, the Compensation Committee was comfortable with having his compensation be greater than the average of the 75th percentile for our Peer Group A. Mr. O'Neil is a 25-year veteran of this market and has worked closely with our Chief Executive Officer for 15 of these years. The Compensation Committee believed his combination of credit and loan skills justified his compensation level. His total compensation remained below the average of the 25th percentile for senior loan officers at banks in Peer Group B. Danversbank had assets of $1.45 billion as of December 31, 2007.

        In the case of Mark Terry, Mr. Terry was the chief loan officer at a competitor bank, Warren Bank, when it was acquired in late 2001. We hired Mr. Terry and his senior commercial and industrial lending team at that time at the same compensation level as they received at Warren Bank. This placed Mr. Terry at a level closer to our Chief Lending Officer in total compensation than would usually be the case. We believe that Mr. Terry's business development efforts justify his compensation level. As with Mr. O'Neil, he received less than the average of the 25th percentile banks in Peer Group B.

        Our target for our Chief Financial Officer has historically been at the average of the 50th percentile of our Peer Group A, as the Compensation Committee believed that demands of a chief financial officer in a non-publicly traded company were not the same as those of a chief financial officer in a public company. For 2007, Mark Panella's cash compensation was substantially at the targeted level for his position. The Compensation Committee will consider adjusting the 50th percentile target level upward following our conversion.

        Because of the difficulty in obtaining accurate and comprehensive information regarding phantom stock plans, it is difficult to compare our phantom stock awards to any targeted levels. This will change once we are a public company because we expect that any long term retention compensation program will be based on stock options and stock grants for which ample comparative information is available.

        Base Salary.    We provide executive officers and other employees with base salary to compensate them for services rendered during the year. Base salary ranges for executive officers are determined for each employee based on his or her position and responsibility, performance and compensation levels paid by our peers to executives in similar positions. Merit increases normally take effect in January of each year.

        During its review of base salaries for executives, the Compensation Committee primarily considers:

  •
  Market data;

  •
  Internal review of the executive's compensation, both individually and relative to other officers;

  •
  Individual performance of the executive;

  •
  Qualifications and experience of the officer; and

  •
  Our financial condition and results of operations.

        Base salaries are reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

        Cash Bonuses.    Substantially all of the Company's employees are eligible to participate in the Company's Annual Incentive Compensation Plan. Incentive award payments are determined on the basis of company performance, with incentive awards ranging from 0% to 40% of annual compensation. The payments under our Annual Incentive Plan for 2007 were based on achievement of performance metrics reviewed and approved annually by our Compensation Committee. For 2007, two performance metrics were used: two-year lagging average return on equity and two-year lagging average efficiency ratio, with each metric given a 50% weighting. In order to earn a bonus at the target level, our performance under each metric must equal that of the bank whose performance is at the top 20th percentile among the 69 Massachusetts banks that contribute to the Massachusetts Depositors Insurance Fund. The asset size of these banks range from a high of $3.40 billion (Middlesex Savings Bank) to a low of $56 million (Merrimack Savings Bank). The average asset size was $692 million. If our performance is below the 100% level, then bonus payments are made on a sliding scale basis. If our performance exceeds the 100% level, the formula under our Annual Incentive Plan does not permit bonus payments in excess of the target level. However, our Compensation Committee retains the discretion to increase bonus payments in excess of that required by the plan formula to reflect its subjective assessment of the performance of the individuals. For 2007, our Annual Incentive Plan provided for bonus payments to be made at the 85.0% of target. Our Compensation Committee also used its discretion to increase the bonus payments slightly to a few individuals to reward them for their individual performance.

        Phantom Stock Plan.    Since 2000, we have maintained a phantom stock plan for the benefit of our directors and key officers. Under this plan, our Compensation Committee grants phantom shares each year to selected officers and directors, with the shares vesting on the fifth anniversary of the date of grant for officers and shares vesting on the third anniversary of the date of grant for directors. Shares also become fully vested upon the participant's death, disability, retirement or change of control of the MHC. Upon vesting, the participants receive cash equal to the value of the phantom shares, determined by reference to the book value of the MHC at such time. We used phantom shares as a long-term incentive compensation device to retain management and to encourage management to grow the book value of the MHC. The number of phantom shares available for grants each year is determined by a formula set forth in the plan. Under this formula, the maximum number of phantom shares that can be granted in any year is equal to the number granted in the preceding year, adjusted by the two-year rolling average increase or decrease in our book value. The expense of the phantom stock plan is further subject to a cap of 14% of our net income. In 2006, this cap was triggered and the maximum number of shares available for grant was reduced accordingly. A total of 100,000 shares were granted in 2006 compared to 85,750 shares in 2007.

        The Compensation Committee has sole discretion to allocate the available phantom shares among the directors and officers each year. Each outside director is granted 500 phantom shares each year. With respect to our officers, each officer has a set of individual goals upon which his or her performance is evaluated by the Compensation Committee on a subjective basis. This evaluation is the basis upon which an officer's individual annual phantom share grant is determined. Assuming achievement of the subjective targets, the Compensation Committee generally grants a maximum of 29% of the available shares to our Chief Executive Officer, and grants slightly less than half of that number to each of our Chief Operating Officer and Chief Lending Officer. In determining the size of grants to officers other than our Chief Executive Officer, the Compensation Committee takes into consideration the evaluation by our Chief Executive Officer of the achievement of the subjective goals by each officer and the targeted level of awards for each officer's employment level. All share awards to officers are subject to five-year cliff vesting, so all vesting in 2007 was related to grants made in 2002. Neither corporate nor individual performance in 2007 affected the vesting of the phantom shares.

        On January 9, 2008, the phantom stock plan was terminated, and all outstanding phantom shares became immediately vested and payable. The phantom shares vested upon the completion of the conversion with respect to Messrs. Bottomley, McCarthy, O'Neil, Panella and Terry had an estimated value of $2,592,000, $1,082,000, $1,060,000, $268,000 and $231,000, respectively, based on the current book value of the MHC on the vesting date. We believe that the vesting and full payout of the phantom shares upon the completion of the conversion, as provided for in the phantom stock plan, is appropriate as phantom shares are generally not used as incentive vehicles by public companies. For more information regarding the phantom stock plan, see Note 19 to the Consolidated Financial

Statements beginning on page F-36. Going forward, we plan to use stock options and restricted stock to replace phantom shares as long term incentive vehicles.

Retirement and Other Benefits

        401(k) Plan.    We also provide all of our employees, including our named executive officers, with tax-qualified retirement benefits through our 401(k) plan. Since 2003, we no longer offer retirement benefits through a tax-qualified defined benefit plan and instead offer retirement benefits through our 401(k) plan. We made this change because many of our peer banks have also terminated their defined benefit pension plans, and we have found that a 401(k) plan is a more attractive retirement vehicle in recruiting employees. All employees who meet the age and service requirements participate in the 401(k) plan on a non-discriminatory basis. We provide a 401(k) match equal to 100% of employee contributions, up to 4% of each employee's compensation, and we make an annual discretionary profit sharing contribution, which is typically calculated as a percentage of the bank's net income and then is contributed proportionately to employee's accounts based on salary level.

        Supplemental Executive Retirement Plan.    We also provide supplemental executive retirement for Messrs. Bottomley, McCarthy, O'Neil and Panella. We provide these retirement benefits in order to remain competitive and to attract and retain our senior executives who were hired later on in their careers. Under our supplemental executive retirement plan, we provide Messrs. Bottomley, McCarthy and O'Neil with an annual benefit payable for 15 years upon retirement and after attaining age 65 equal to a fixed percentage of the average compensation of their highest three calendar years within the final five calendar years of their employment, reduced by the sum of the benefits payable under our pension plan, the bank-funded benefits under our 401(k) plan and 50 percent of Social Security benefits. The fixed percentage is 75 percent in the case of Mr. Bottomley and 65 percent for Messrs. McCarthy and O'Neil. In the case of Mr. Panella, his supplemental retirement agreement provides for 216 monthly payments of $7,463 each upon his retirement from us after attaining age 65.

        Nonqualified Deferred Compensation Plan.    Since contributions to the 401(k) plan are subject to IRS limits, we offer a nonqualified deferred compensation plan to provide key employees, including the named executive officers, with the opportunity for additional deferrals. A similar arrangement is also available to our directors. Deferrals are credited with interest at a rate equal to the average yield rate on our loan portfolio for the preceding calendar year.

        Perquisites.    We also offer various fringe benefits to all of our employees, including our named executive officers, including group policies for medical insurance. We provide individual coverage to employees, with the employee being responsible for a portion of the premium. Our executive officers are provided family coverage at no cost. Our executive officers are provided with an automobile allowance, and we pay club dues for some of our executive officers. The Compensation Committee believes these benefits are appropriate and assist these officers in fulfilling their employment obligations.

Executive Compensation

        Summary Compensation Table.    The following table sets forth the cash and non-cash compensation for the fiscal year ending December 31, 2007 and 2006 awarded to or earned by our Chief Executive Officer, the Chief Financial Officer, and our three other highest paid Executive Officers whose total compensation earned in 2007 and 2006 exceeded $100,000. We refer to these individuals as our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Kevin T. Bottomley President/Chief Executive Officer	2007 2006	$425,000 425,000	$31,250 449,927	N/A N/A	N/A N/A	$148,750 142,056	$20,780 7,184	$53,936 54,881	$679,716 1,079,048
L. Mark Panella Senior Vice President/Chief Financial Officer	2007 2006	156,539 145,000	— 38,020	N/A N/A	N/A N/A	46,570 48,466	11,057 3,283	6,262 5,885	220,428 240,654
James J. McCarthy Executive Vice President/Chief Operating Officer	2007 2006	232,200 232,200	— 221,239	N/A N/A	N/A N/A	81,080 77,612	3,825 3,566	23,524 26,404	340,629 561,021
John J. O'Neil Executive Vice President/Chief Lending Officer	2007 2006	226,800 226,800	— 221,239	N/A N/A	N/A N/A	79,473 75,808	4,612 4,197	36,282 38,593	347,167 566,637
Mark J. Terry Senior Vice President/Commercial Lending Officer	2007 2006	155,976 155,976	— 54,340	N/A N/A	N/A N/A	52,965 52,125	N/A N/A	22,176 22,516	231,117 284,957

(1)
The figures in this column represent the bonus granted at the discretion of the Compensation Committee. The amounts earned for 2007, 2006 and 2005 were paid in 2008, 2007 and 2006, respectively.

(2)
No stock awards were granted in 2007, 2006.

(3)
No option awards were granted in 2007, 2006.

(4)
Compensation shown in this column represents payments earned under that Annual Incentive Compensation Plan. The amount earned for 2007 performance was paid in 2008.

(5)
The figures in this column are comprised of the change in the value of accumulated benefits under the Pension Plan, Supplemental Executive Retirement Plan and Supplemental Retirement Agreement from December 31, 2006 through December 31, 2007, based upon the earliest retirement age of which the named executive officer can receive unreduced benefits. The Pension Plan was terminated effective June 30, 2007 with payment made to participants.

(6)
Totals in this column are comprised of: (1) a 401(k) plan match, which in 2007 was 100% up to the first 4% of participant compensation, (in 2007, our matches for Messrs. Bottomley, Panella, O'Neil and Terry were $9,000, $6,262, $9,000 and $6,239), respectively; (2) the expense associated with perquisites by each executive during 2007 that, when considered in aggregate, have a value of greater than $10,000. Specifically, those were a car, country club membership and tax gross ups. The figures, respectively, are as follows: Mr. Bottomley—$13,962, $7,545 and $7,675; Mr. McCarthy—$15,530, $3,669 and $4,325; Mr. O'Neil—$12,276, $7,355 and $7,651; Mr. Terry—$7,800, $4,425 and $3,712; and (3) we paid split dollar life insurance policy premiums in the amount of $15,754 for Mr. Bottomley.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name and Principal Position
	Grant Date	Target ($)	Maximum ($)
Kevin T. Bottomley President/Chief Executive Officer	September 20, 2006	$148,750	$148,750
L. Mark Panella Senior Vice President/Chief Financial Officer	September 20, 2006	54,789	54,789
James J. McCarthy Executive Vice President/Chief Operating Officer	September 20, 2006	81,270	81,270
John J. O'Neil Executive Vice President/Senior Loan Officer	September 20, 2006	79,380	79,380
Mark J. Terry Senior Vice President/Commercial Lending Officer	September 20, 2006	54,592	54,592

Pension Benefits

        Pension Plan.    We maintain the Savings Bank Employees Retirement Association, or SBERA, pension plan, or the Pension Plan, for our eligible employees. We froze the Pension Plan on August 15, 2003, and no additional benefits have been accrued since that date. We are currently in the process of seeking regulatory approval to terminate the Pension Plan.

        A participant's normal benefit under the Pension Plan equals the sum of (1) 1.25% of the participant's average compensation, generally defined as the average taxable compensation for the three consecutive limitation years that produce the highest average, multiplied by the number of years of service the participant has under the Pension Plan up to 25 years of service, plus (2) 1.85% times the participant's average compensation over the participant's covered compensation limit. Participants may retire at or after age 65 and receive their full benefits under the plan. Participants may also retire early at age 62 or at age 55 with ten years of service or age 50 with 15 years of service and receive a reduced retirement benefit. Pension benefits are payable in equal monthly installments for life, or for married persons, as a joint survivor annuity over the lives of the participant and spouse. Participants may also elect a lump sum payment with the consent of their spouse. If a participant dies while employed by us, a death benefit will be payable to either his or her spouse or estate, or named beneficiary, equal to the entire amount of the participant's accrued benefit in the plan.

        Supplemental Executive Retirement Plan.    We also maintain a Supplemental Executive Retirement Plan for the benefit of Messrs. Bottomley, McCarthy and O'Neil. Under this plan, each executive is entitled to receive an annual benefit payable for 15 years upon retirement and after attaining age 65 equal to a fixed percentage of their final three-year average compensation, reduced by the sum of the benefits payable under our Pension Plan, the bank-funded benefits under our 401(k) plan and 50 percent of Social Security benefits. If a participant dies while employed by us, his beneficiary is entitled to receive 15 annual payments equal to a fixed percentage of the average compensation of the participant's highest three calendar years within the final five calendar years of the participant's employment. The fixed percentage is 75 percent in the case of Mr. Bottomley and 65 percent for Messrs. McCarthy and O'Neil. Participants may also retire early at age 60 with ten years of service and receive a reduced benefit. Reduced benefits are also payable if a participant is terminated without cause prior to attaining early or normal retirement age. The reduction for payment of benefits prior to attainment of age 65 is waived if a participant's employment is terminated on account of death, disability or termination of employment after a change of control. We believe that the benefits payable to participants after termination are appropriate and consistent with the purposes of providing competitive retirement benefits and attracting and retaining our senior executives who were hired later on in their careers. Our executives view the SERP benefit as a critical component of their compensation package. If they are unable to continue working for us until their normal retirement age as a result of disability, death or termination without cause, we believe it is appropriate to provide them with a certain level of benefits in these circumstances. In lieu of payments over 15 years, a participant may also elect to receive his benefit in a lump sum.

        Supplemental Retirement Agreement.    We have entered into a supplemental retirement agreement with Mr. Panella whereby we agreed to provide him with 216 monthly retirement payments of $7,463 each upon his retirement from us after attaining age 65. He may also retire early at age 60 with 15 years of service and receive a reduced benefit. Instead of receiving 216 monthly payments, Mr. Panella may also elect to receive his benefit in a single lump sum or in 60 or 120 monthly installments.

        The following table sets forth, for each of our named executive officers, the present value of accumulated benefits payable under the Pension Plan, the Supplemental Executive Retirement Plan and the Supplemental Retirement Agreement.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)(2)
Kevin T. Bottomley President/Chief Executive Officer	SBERA Pension Plan as Adopted by Danversbank	7	—	152,903
	Supplemental Executive Retirement Plan	12	—	—
L. Mark Panella Senior Vice President/Chief Financial Officer	SBERA Pension Plan as Adopted by Danversbank	8	—	71,362
	Supplemental Retirement Agreement	13	—	—
James J. McCarthy Executive Vice President/Chief Operating Officer	SBERA Pension Plan as Adopted by Danversbank	2	—	21,198
	Supplemental Executive Retirement Plan	22	—	—
John J. O'Neil Executive Vice President/Chief Lending Officer	SBERA Pension Plan as Adopted by Danversbank	2	—	32,615
	Supplemental Executive Retirement Plan	6	—	—
Mark J. Terry Senior Vice President/Commercial Lending Officer	SBERA Pension Plan as Adopted by Danversbank	N/A	N/A	N/A

(1)
Present value of accumulated benefits under the Supplemental Executive Retirement Plan and mortality rate assumptions consistent with those used for our financial reporting purposes, except Supplemental Retirement Agreement as of December 31, 2007, determined using interest rate and that retirement age is based on the earliest retirement age. The SBERA Pension Plan was terminated effective June 30, 2007.

(2)
The figures in this column represent the present value of accumulated benefit paid to the participant upon termination of the SBERA Pension Plan.

Nonqualified Deferred Compensation

        Deferred Compensation Plan.    We have established a nonqualified deferred compensation plan designed to provide certain executives with the opportunity to defer compensation and receive supplemental retirement benefits. Under the plan, officers designated as participants by the board of directors may defer bonus and phantom plan payments otherwise payable to them in the calendar year. Participants are 100 percent vested in their voluntary deferrals. The deferral amounts are credited with interest each year at a rate equal to the average yield rate on our loan portfolio for the preceding calendar year. Participants receive distributions from the plan upon separation from service or death, or on a fixed date selected by the participants. Plan benefits are paid in a lump sum or annual installments over a period not exceeding ten years, in accordance with participants' elections. Upon the death of the participant, the designated beneficiary receives any remaining payments due under the plan.

        None of our named executive officers are participating in our deferred compensation plan. Accordingly, we have omitted the "Nonqualified Deferred Compensation Table."

Potential Payments upon Termination or Change-in-Control

        Assuming the employment of our named executive officers were to be terminated upon a change in control, each as of December 31, 2007, the following individuals would be entitled to the following payments and benefits:

Kevin T Bottomley

Payment and Benefits Upon Separation	Voluntary Separation	Involuntary Termination Not For Cause	Involuntary Termination For Cause	Termination Upon Death	Termination Upon Disability	Termination After Change-in-Control
Cash Payment	$—	$—	$—	$—	$—	$—
Phantom Shares	—	—	—	2,592,395	2,592,395	2,592,395
SERP Payments	—	2,418,249	—	4,246,681	3,807,251	3,807,251

Total:	$—	$2,418,249	$—	$6,839,076	$6,399,646	$6,399,646

L. Mark Panella

Payment and Benefits Upon Separation	Voluntary Separation	Involuntary Termination Not For Cause	Involuntary Termination For Cause	Termination Upon Death	Termination Upon Disability	Termination After Change-in-Control
Cash Payment	$—	$—	$—	$—	$—	$—
Phantom Shares	—	—	—	268,375	268,375	268,375
SERP Payments	—	436,284	—	1,128,670	818,084	818,084

Total:	$—	$436,284	$—	$1,397,045	$1,086,459	$1,086,459

James J. McCarthy, Jr.

Payment and Benefits Upon Separation	Voluntary Separation	Involuntary Termination Not For Cause	Involuntary Termination For Cause	Termination Upon Death	Termination Upon Disability	Termination After Change-in-Control
Cash Payment	$—	$—	$—	$—	$—	$—
Phantom Shares	—	—	—	1,081,551	1,081,551	1,081,551
SERP Payments	—	647,835	—	2,045,337	1,625,631	1,625,631

Total:	$—	$647,835	$—	$3,126,888	$2,707,182	$2,707,182

John J. O'Neil

Payment and Benefits Upon Separation	Voluntary Separation	Involuntary Termination Not For Cause	Involuntary Termination For Cause	Termination Upon Death	Termination Upon Disability	Termination After Change-in-Control
Cash Payment	$—	$—	$—	$—	$—	$—
Phantom Shares	—	—	—	1,060,081	1,060,081	1,060,081
SERP Payments	—	1,031,832	—	1,982,234	1,721,968	1,721,968

Total:	$—	$1,031,832	$—	$3,042,315	$2,782,049	$2,782,049

Mark J. Terry

Payment and Benefits Upon Separation	Voluntary Separation	Involuntary Termination Not For Cause	Involuntary Termination For Cause	Termination Upon Death	Termination Upon Disability	Termination After Change-in-Control
Cash Payment	$—	$—	$—	$—	$—	$—
Phantom Shares	—	—	—	230,802	230,802	230,802
SERP Payments	—	—	—	—	—	—

Total:	$—	$—	$—	$230,802	$230,802	$230,802

        Phantom Shares.    The amounts shown in the tables above represent the price of the phantom shares, determined in accordance with the Phantom Stock Plan. Pursuant to the Phantom Stock Plan, the price per share of the phantom shares is equal to the fiscal year book value, determined as of the preceding December 31, divided by a fixed number of phantom shares set forth in the plan. For further discussion of the Phantom Stock Plan, see "—Compensation Discussion and Analysis—Phantom Stock Plan" on page 74.

        SERP Payments.    The amounts shown in the tables above represent payments under the Supplemental Executive Retirement Plan, or, in the case of Mr. Panella, the Supplemental Retirement Agreement. For purposes of calculating these payments pursuant to the formula prescribed by the Supplemental Executive Retirement Plan, or the Supplemental Retirement Agreement as applicable, the final average compensation for Messrs. Bottomley, Panella, McCarthy, and O'Neil was assumed to be $948,359, $454,811, $779,955 and $506,577, respectively. The 401(k) plan benefits for Messrs. Bottomley, Panella, McCarthy, and O'Neil were assumed to be $41,414, $54,438, $155,487 and $45,135, respectively, and the primary insurance amount for Messrs. Bottomley, Panella, McCarthy, and O'Neil was assumed to be $20,286, $21,696, $24,516 and $20,868, respectively. For further discussion of the Supplemental Executive Retirement Plan or the Supplemental Retirement Agreement, see "Executive Compensation—Retirement and Other Benefits—Supplemental Executive Retirement Plan" on page 81.

        Employment Agreements.    In January 2008, the Company entered into employment agreements with Kevin T. Bottomley, John J. O'Neil, James J. McCarthy, Jr. and L. Mark Panella, referred to below as the executives or executive. The Company's continued success following the offering depends to a significant degree on the executives' skill and competence, and the employment agreements help to ensure a stable management base.

        The employment agreements will provide for three-year terms. The three-year term of each employment agreement shall automatically be extended each day after the commencement of such agreement, so that at any point during each executive's employment the then remaining term is three years. The initial base salaries under the agreements will be $450,000, $200,000, $238,000 and $244,000 for Messrs. Bottomley, Panella, O'Neil and McCarthy, respectively. In addition to the base salary, the employment agreements provide for, among other things, participation in stock benefits plans, an automobile allowance and other fringe benefits applicable to executive personnel.

        The employment agreements provide for termination by us for "cause," as defined in the employment agreement, at any time. If the executive's employment is terminated for cause, the executive (or to his authorized representative or estate) shall be entitled to receive earned but unpaid base salary, incentive compensation earned but not yet paid, unpaid expense reimbursements, accrued but unused vacation and any vested benefits the executive may have under any employee benefit plan, including without limitation the SERP.

        If the Company chooses to terminate an executive's employment without "cause," or if an executive resigns with "good reason" (defined as: (i) a substantial diminution or other substantial adverse change, not consented to by the executive in writing, in the nature or scope of the executive's responsibilities, authorities, powers, functions or duties; (ii) any removal, during the term, from the executive of his title that is not consented to in writing by the executive; (iii) an involuntary reduction in the executive's base salary except for across-the-board salary reductions based on our financial performance similarly affecting all senior management personnel; (iv) a breach by us of any of our material obligations under the employment agreement; (v) the involuntary relocation of our offices at which the executive is principally employed or the involuntary relocation of the offices of the executive's primary workgroup to a location more than 25 miles from such offices; (vi) our failure to obtain an effective agreement from any successor to assume and agree to perform the terms of the employment agreement; (vii) a change in control; or (viii) a determination by the Board not to continue to extend the term of employment), the executive will receive a lump sum amount equal to three times the sum of the executive's base salary plus the greater of his target cash bonus for the year of termination or his highest cash bonuses earned in the preceding three years. We will also provide them with a payment equal to the value of the stock options and restricted stock they would have earned if they had remained employed with us for three additional years. We would also continue and/or pay for the executive's health, vision and dental coverage for three years. In addition, the executive is entitled to receive (and in the case of his death, his surviving spouse, or estate if there is no surviving spouse) a pro rata portion of the his target cash bonus for the year of termination, based on the portion of the calendar year during which the executive was employed before termination.

        The employment agreements provide that the executive will receive a tax gross-up payment, relating to excise tax or penalties imposed on benefits and severance received in connection with a change in control of Danvers Bancorp or Danversbank. The employment agreements further provide that we will indemnify the executive to the fullest extent legally allowable. In return for the benefits provided by the employment agreements, each executive agrees to certain restrictive covenants, including noncompetition and nonsolicitation agreements for 12 months (18 months in the event the executive terminates within 30 days after a change in control) after termination of employment.

        Change in Control Agreements.    Upon completion of the conversion, we will enter into change in control agreements with eight of our senior officers. Each change in control agreement will be in effect for 12 months following a change in control. Under the agreements, in the event that within a period ending 12 months after a change in control, as defined in the agreement, Danversbank or Danvers Bancorp or their successors terminates the employment of an individual covered by the agreement without cause, as defined in the agreement, or if the individual voluntarily resigns with good reason, as defined in the agreement, the individual will receive a lump sum payment in the amount of one and one-half times the executive's annual base salary plus the greater of the executive's target cash bonus for the year of termination or the executive's highest cash bonus earned in the preceding three years. We will also continue health, dental and vision benefit coverage for 18 months following termination of employment. The agreements limit payments made to the executives in connection with a change in control to amounts that will not exceed the limits imposed by Section 280G of the Internal Revenue Code, which provides that severance payments that equal or exceed three times the individual's base amount are deemed to be excess parachute payments if they are contingent upon a change in control.

        Employee Severance Compensation Plan.    We expect to adopt the Danvers Bancorp, Inc. Change in Control Severance Pay Plan in connection with the conversion. The plan will provide severance benefits to eligible employees who terminate employment as a result of a change in control of Danvers Bancorp. All regular employees who are not covered by a separate employment or change in control agreement with us are eligible participants in this plan. Upon involuntary termination or voluntary termination under specified circumstances within 12 months after a change in control, terminated employees will receive a severance payment ranging between two and four weeks of base compensation for each year of service, up to a maximum of 52 weeks of base compensation. The plan also provides for the extension of medical, dental and vision coverage for a period not to exceed 52 weeks following termination.

        401(k) Plan.    Danversbank sponsors the Danversbank SBERA 401(k) Plan, a tax-qualified defined contribution plan, for all employees of Danversbank who have satisfied the plan eligibility requirements. Employees who have attained age 21 may begin deferring compensation as of the first day of the month following the completion of twelve months of employment with Danversbank.

        The plan has an individual account for each participant's contributions and allows each participant to direct the investment of his or her account in a variety of investment funds. In connection with the conversion, the plan will add an additional investment alternative, the Danvers Bancorp Stock Fund. The Danvers Bancorp Stock Fund will permit participants to invest up to 50% of their account balances in Danvers Bancorp common stock. A participant who elects to purchase common stock in the subscription offering through the plan will receive the same subscription priority and be subject to the same individual purchase limitations as if the participant had elected to make such purchase using other funds. In addition, participants may also elect to purchase additional shares of common stock, up to an aggregate of 2% of the sum of the shares of common stock sold in the offering plus the shares contributed to the Charitable Foundation (232,050 and 273,000 shares at the minimum and midpoint of the offering range, respectively). See "Business—Stock Conversion" on page 4. The plan will purchase common stock for participants in the offering, to the extent that shares are available. After the offering, the plan will purchase shares in open market transactions. Participants will direct the stock fund trustee on the voting of shares purchased for their plan accounts.

        Employee Stock Ownership Plan.    In connection with the conversion, we adopted an employee stock ownership plan for our eligible employees who have attained age 21 and have completed one year of service. It is anticipated we will engage an independent third party trustee to purchase, on behalf of the employee stock ownership plan, that number of shares equal to 8% of the sum of the number of shares sold in the offering plus the number of shares contributed to the Charitable Foundation is 1,427,400 shares. It is anticipated that the employee stock ownership plan will fund its purchase in the offering from through a loan from Danvers Bancorp or a subsidiary capitalized by Danvers Bancorp. The loan will equal 100% of the aggregate purchase price of the common stock. The loan to the employee stock ownership plan will be repaid principally from Danversbank's contributions to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the anticipated 20-year term of the loan. The interest rate for the employee stock ownership plan loan is expected to be the prime rate as published in The Wall Street Journal on the closing date of the offering.

        Shares purchased by the employee stock ownership plan with the proceeds of the employee stock ownership plan loan will be held in a suspense account and released on a pro rata basis as the loan is repaid. Discretionary contributions to the employee stock ownership plan and shares released from the suspense account will be allocated among participants in accordance with compensation, on a pro rata basis.

        Participants will vest in the benefits allocated under the employee stock ownership plan upon completion of three years of service. A participant will also become fully vested at retirement, upon death or disability or upon termination of the employee stock ownership plan. Benefits are generally distributable upon a participant's termination from employment. Any unvested shares that are forfeited upon a participant's termination of employment will be reallocated among the remaining plan participants.

        Plan participants will be entitled to direct the plan trustee on how to vote common stock credited to their accounts. The trustee will vote allocated shares held in the employee stock ownership plan as instructed by the plan participants and unallocated shares and allocated shares for which no instructions are received will be voted in the same ratio on any matter as those shares for which instructions are given, subject to the fiduciary responsibilities of the trustee.

        Under applicable accounting requirements, compensation expenses for a leveraged employee stock ownership plan is recorded at the fair market value of the employee stock ownership plan shares when committed to be release to participants accounts.

        The employee stock ownership plan must meet certain requirements of the Internal Revenue Code and the Employee Retirement Income Security Act of 1974, as amended. We intend to request a favorable determination letter from the Internal Revenue Service regarding the tax-qualified status of the employee stock ownership plan.

        ESOP Restoration Plan.    In 2008, we intend to implement an ESOP Restoration Plan after the conversion that will provide benefits to selected officers whose benefits under our employee stock ownership plan are limited by applicable tax limits. The amount of benefits will be limited to the amount that would have been provided under our employee stock ownership plan but for the application of the tax limits. Benefits will be payable in cash to participants upon their termination of employment.

        Stock Option and Incentive Plan.    We intend to implement a stock option and incentive plan after the conversion that will provide for grants of stock options and restricted stock. In accordance with applicable regulations, we anticipate that the plan will authorize a number of stock options not to exceed 10% of the sum of shares sold in the offering and contributed to the Charitable Foundation and a number of shares of restricted stock equal to 4% of the sum of shares sold in the offering and contributed to the Charitable Foundation. These limitations will not apply if the plan is implemented more than one year after the conversion.

        We may fund the stock option and incentive plan through the purchase of common stock in the open market, subject to regulatory restrictions, by a trust established in connection with the plan or from authorized, but unissued, shares of our common stock. The issuance of additional authorized, but unissued, shares by the stock option and incentive plan after the offering would dilute the interests of existing stockholders.

        We will grant all stock options at an exercise price equal to 100% of the fair market value of the stock on the date of grant. We will grant restricted stock awards at no cost to recipients. Restricted stock awards and stock options generally vest ratably over a five-year period, but we may also make vesting contingent upon the satisfaction of performance goals established by the board of directors or the committee charged with administering the plan. All outstanding awards will accelerate and become fully vested upon a change in control. The stock option and incentive plan will comply with all applicable Massachusetts Commissioner of Banks and FDIC regulations. We will submit the equity incentive plan to stockholders for their approval, at which time we will provide stockholders with detailed information about the plan. If the plan is implemented within one year after the conversion, the plan must be approved by a majority of the total votes eligible to be cast and if the plan is implemented more than one year after the conversion, the plan must be approved by a majority of the total votes cast.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The Company's stock commenced trading on the NASDAQ Global Select Market on January 10, 2008.

        Beneficial Owners    There were no beneficial owners or proposed purchases of more than five percent of any class of the Company's stock as of January 10, 2008.

        Management Purchases    The following table sets forth, as of January 10, 2008, for each of our directors and executive officers (and their associates) and for all of our directors and executive officers as a group, the ownership of the Company's common stock:

Name and Address		Amount and Nature of Beneficial Ownership (1)(2)		Percent of Class (3)
Kevin T. Bottomley	5 Main Drive, Wenham, MA 01984	23,000	(4)	*
James J. McCarthy	407 Main Street, Boxford, MA 01921	20,000	(5)	*
John J. O'Neil	6 Parsonage Lane, North Reading, MA 01864	21,600	(6)	*
L. Mark Panella	187 Barehill Road, Boxford, MA 01921	20,000	(7)	*
David Lahive	55 Elm Street, Cohassett, MA 02025	1,103	(8)	*
Michael W. McCurdy	17 Colby Road, Wellesley, MA 02482	7,426	(9)	*
Diane C. Brinkley	6 Cortland Road, Danvers, MA 01923	1,000	(10)	*
Robert J. Broudo	Landmark School, PO Box 227 Prides Crossing MA 01965	2,000		*
Craig S. Cerretani	91 Willow Street, Nahant, MA 01908	20,000	(11)	*
Brian. C. Cranney	45 Belle Lane, Lee, NH 03861	10,000	(12)	*
John P. Drislane	5 Beaver Pond Road, Beverly, MA 01915	20,000	(13)	*
John R. Ferris	205 Main Street, Andover, NH 03216	10,284	(14)	*
Thomas Ford	609 Bay Road, So. Hamilton, MA 01982	30,000	(15)	*
Neal H. Goldman	32 Preston Court, Swampscott, MA 01907	40,000	(16)	*
Eleanor M. Hersey	8 Sunset Avenue, Hathorne, MA 01937	3,000	(17)	*
J. Michael O'Brien	135 Eastway, Reading, MA 08167	25,700	(18)	*
John M. Pereira	3 Heather Drive, Milton, MA 02186	40,000	(19)	*
Diane T. Stringer	7 Kimball Avenue, Wenham, MA 01984	7,500	(20)	*
James C. Zampell	15 William Fairfield Drive, Wenham, MA 01984	20,000	(21)	*
Directors and Officers as a group (19 persons)		322,613		2.16%

*
Less than 1%.

(1)
Except as otherwise noted, all persons have sole voting and investment power over their shares.

(2)
Does not include 650,000 shares owned by the Danversbank Charitable Foundation, Inc. The directors of the foundation are Messrs, Goldman, Pereira, O'Brien, O'Neil, Ardiff, Ms. Hersey, Ms. Stringer and Ms.Brinklely. The President, Treasurer and Clerk are Messrs Bottomley, McCarthy and Ford, respectively.

(3)
Calculated based on outstanding shares of common stock on January 10, 2008.

(4)
Includes 3,000 shares owned jointly with Mr. Bottomley's spouse, 500 shares owned jointly with Mr. Bottomley's son, 3,000 shares owned by Mr. Bottomley's spouse and 16,500 shares held in the 401(k) plan.

(5)
Includes 20,000 shares held in the 401(k) plan.

(6)
Includes 1,600 shares held in an IRA owned by Mr. O'Neil's spouse, 12,000 shares held in the 401(k) plan and 8,000 shares held in an IRA owned by Mr. O'Neil.

(7)
Includes 7,500 shares held in the 401(k) plan.

(8)
Includes 544 shares held in the 401(k) plan.

(9)
Includes 5,000 shares held in the 401(k) plan.

(10)
Includes 1,000 shares owned jointly with Ms. Brinkley's spouse.

(11)
Includes 10,000 shares owned by a trust of which a family member is trustee.

(12)
Includes 10,000 shares owned jointly with Mr. Cranney's spouse.

(13)
Includes 10,000 shares owned jointly with Mr. Drislane's spouse.

(14)
Includes 10,284 shares owned jointly with Mr. Ferris's spouse.

(15)
Includes 15,000 shares held in an IRA owned by Mr. Ford's spouse and 15,000 shares owned by Mr. Ford through a sole proprietorship.

(16)
Includes 20,000 shares held in a trust of which he is trustee and 20,000 shares owned by a corporation of which Mr. Goldman is President.

(17)
Includes 3,000 shares owned jointly with Ms. Hersey's spouse.

(18)
Includes 5,500 shares held by Mr. O'Brien's sons, 200 shares jointly owned with a family member and 20,000 shares owned by a trust in which Mr. O'Brien is trustee.

(19)
Includes 20,000 shares owned by a corporation of which Mr. Pereira is the President.

(20)
Includes 7,500 shares owned jointly with Ms. Stringer's spouse.

(21)
Includes 20,000 shares owned jointly with Mr. Zampell's spouse.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Loans and Extensions of Credit.    In the ordinary course of business, Danversbank grants loans to its directors and officers of the Company, including their families and companies with which they are affiliated. Such loans are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Danversbank, and did not involve more than the normal risk of collectibility or present other unfavorable features.

        Section 22(h) of the Federal Reserve Act generally provides that any credit extended by insured institutions, such as Danversbank, to executive officers, directors and, to the extent otherwise permitted, principal stockholder(s), or any related interest of the foregoing, must be on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by the savings institution with non-affiliated parties; unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution, and must not involve more than the normal risk of repayment or present other unfavorable features. All loans and extensions of credit to directors and executive officers were made in accordance with Section 22(h) of the Federal Reserve Act.

        The aggregate amount of loans by Danversbank to its executive officers and directors was $34.3 million at December 31, 2007, or approximately 46.7% of total equity at such date. These loans were performing according to their original terms at December 31, 2007. The MHC has not extended credit to its trustees or executive officers.

        Transactions with Related Parties.    The Company's Code of Business Conduct and Ethics sets forth standards applicable to contracts with, and the retention of services of, any director or officer (or his or her related interest) in an amount exceeding $120,000, as required by our banking regulator. In general, the Code of Business Conduct and Ethics requires that such contracts or services shall be entered into only on substantially the same terms and conditions as those prevailing for comparable market transactions. The Code of Business Conduct and Ethics further requires that an insider who is a director who has an interest in a covered contract or service is required to formally abstain from negotiating, entering into, reviewing or approving any such contract or service. Moreover, the Code of Business Conduct and Ethics provides any covered contract or service with an insider will require the formal approval of a majority of the Board of Directors, excluding any individual(s) interested in such transaction. Although the foregoing written policy applies only with respect to transactions in excess of banking regulations, we generally, follow the guidelines of such policy in connection with smaller transactions as well.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Wolf & Company, P.C. currently serves as our independent registered public accounting firm, and that firm conducted the audit of our financial statements for the fiscal year ended December 31, 2007. The Audit Committee has appointed Wolf & Company, P.C. to serve as the independent registered public accounting firm to conduct an audit of our consolidated financial statements for the fiscal year ending December 31, 2008.

        Appointment of our independent registered public accounting firm is not required to be submitted to a vote of our shareholders for ratification. However, the Audit Committee has recommended that the Board of Directors submit this matter to the shareholders at the Annual Meeting as a matter of good corporate practice, and the Board of Directors is following that recommendation.

Public Accounting Fees

        The following is a summary of the fees for professional services rendered by Wolf & Company, P.C. for the fiscal years ended December 31, 2007 and 2006:

Fee Category	2007	2006
Audit Fees(1)	$160,000	$94,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	28,000	31,000
All Other Fees(4)	177,000	—

	$365,000	$125,000

(1)
Audit Fees.    Audit fees were for professional services rendered for the audit of our annual financial statements, the audit of internal controls over financial reporting, the review of quarterly financial statements and the preparation of statutory and regulatory filings.

(2)
Audit-Related Fees.    There were no audit related fees in 2007 and 2006.

(3)
Tax Fees.    Tax fees consist of fees billed for professional services for tax compliance, tax planning, tax audit defense, and mergers and acquisitions. The Audit Committee considered and determined that the provision for non-audit services provided by Wolf & Company, P.C. is compatible with maintaining that firm's independence.

(4)
All Other Fees.    In 2007, other fees were for professional services provided for assessment and review of regulatory filings in connection with our stock subscription offering and acquisition of BankMalden.

Pre-Approval Policies and Procedures

        At present, our Audit Committee approves each engagement for audit and non-audit services before we engage Wolf & Company, P.C. to provide those services. Our Audit Committee has not established any pre-approval policies or procedures that would allow management to engage Wolf & Company, P.C., to provide any specified services with only an obligation to notify the Audit Committee of the engagement for those services. None of the services provided by Wolf & Company, P.C. for fiscal year 2007 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Exhibits

Exhibit No.	Description
2.1	Danvers Bancorp, Inc. Plan of Conversion*
3.1	Certificate of Incorporation of Danvers Bancorp, Inc.*
3.2	Bylaws of Danvers Bancorp, Inc.*
4.1	Form of Common Stock Certificate of Danvers Bancorp, Inc.*+
10.1	Danversbank Supplemental Executive Retirement Plan*+
10.2	Supplemental Pension Agreement for L. Mark Panella*+
10.3	Phantom Stock Plan*+
10.4	Nonqualified Deferred Compensation Plan*+
10.5	Danversbank SBERA Pension Plan*+
10.6	Financial Advisory Agreement*
10.7	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and Kevin T. Bottomley*+
10.8	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and James J. McCarthy*+
10.9	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and L. Mark Panella*+
10.10	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and John J. O'Neil*+
10.11	Form of Change in Control Agreement*+
10.12	Form of Employee Stock Ownership Plan*+
10.13	Form of Employee Stock Ownership Restoration Plan*+
10.14	Form of Danvers Bancorp, Inc. Change in Control Severance Pay Plan*+
10.15	Form of Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan*+
14.1	Code of Ethics
21.1	Subsidiaries of Registrant*
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (set forth on signature page)
31.1	Section 302 Certification of President and Chief Executive Officer
31.2	Section 302 Certification of Executive Vice President and Chief Operating Officer
31.3	Section 302 Certification of Senior Vice President and Chief Financial Officer
32.1	Section 906 Certification of President and Chief Executive Officer
32.2	Section 906 Certification of Executive Vice President and Chief Operating Officer
32.3	Section 906 Certification of Senior Vice President and Chief Financial Officer

*
Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 333-145875) and incorporated herein by reference.

+
Represents mangement contract or compensatory plan or agreement.

(b)
Financial Statement Schedules

        All schedules are omitted because they are not applicable or the required information is shown in our financial statements and related notes.

(c)
Financial Statements Excluded from the Annual Report

        Not applicable

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, Danvers Bancorp, Inc. the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Danvers Bancorp, Inc.
By:	/s/ KEVIN T. BOTTOMLEY Kevin T. Bottomley, President and CEO

Date: March 28, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the indicated capacities as of March 28, 2008.

Signatures	Title

/s/ KEVIN T. BOTTOMLEY Kevin T. Bottomley	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ L. MARK PANELLA L. Mark Panella	Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
/s/ JAMES J. MCCARTHY James J. McCarthy	Executive Vice President, Chief Operating Officer and Director
/s/ JOHN J. O'NEIL John J. O'Neil	Executive Vice President, Senior Lending Officer and Director
/s/ DIANE C. BRINKLEY Diane C. Brinkley	Director
/s/ ROBERT J. BROUDO Robert J. Broudo	Director
/s/ CRAIG S. CERRETANI Craig S. Cerratani	Director
/s/ BRIAN C. CRANNEY Brian C. Cranney	Director

/s/ JOHN P. DRISLANE John P. Drislane	Director
/s/ JOHN R. FERRIS John R. Ferris	Director
/s/ THOMAS FORD Thomas Ford	Director
/s/ NEAL H. GOLDMAN Neal H. Goldman	Director
/s/ ELEANOR M. HERSEY Eleanor M. Hersey	Director
/s/ MARY COFFEY MORAN Mary Coffey Moran	Director
/s/ J. MICHAEL O'BRIEN J. Michael O'Brien	Director
/s/ JOHN M. PEREIRA John M. Pereira	Director
/s/ DIANE T. STRINGER Diane T. Stringer	Director

DANVERS BANCORP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of Danvers Bancorp, Inc.:

        We have audited the accompanying consolidated balance sheets of Danvers Bancorp, Inc., a Massachusetts-chartered mutual holding company, and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in retained earnings and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Danvers Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 12, 2008

DANVERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)
ASSETS
Cash and cash equivalents	$65,862	$45,120
Securities available for sale	406,715	273,083
Loans held for sale	—	751
Loans	908,497	881,526
Less allowance for loan losses	(9,096)	(10,412)

Loans, net	899,401	871,114

Federal Home Loan Bank stock, at cost	10,021	10,742
Premises and equipment, net	19,706	17,973
Bank-owned life insurance	23,665	22,694
Other real estate owned	3,513	—
Accrued interest receivable	6,862	6,627
Deferred tax asset, net	5,908	8,274
Other assets	6,650	6,219

	$1,448,303	$1,262,597

LIABILITIES AND RETAINED EARNINGS
Deposits:
Demand deposits	$124,040	$116,292
Savings and NOW accounts	171,353	155,998
Money market accounts	337,847	301,922
Term certificates over $100,000	228,793	248,172
Other term certificates	136,115	130,836

Total deposits	998,148	953,220

Stock subscriptions	162,859	—
Short-term borrowings	23,800	30,934
Long-term debt	145,042	167,899
Subordinated debt	29,965	29,965
Accrued expenses and other liabilities	14,993	15,500

Total liabilities	1,374,807	1,197,518

Commitments and contingencies (Notes 8, 9, 16 and 17)
Retained earnings	71,213	66,859
Accumulated other comprehensive income (loss)	2,283	(1,780)

Total retained earnings	73,496	65,079

	$1,448,303	$1,262,597

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Interest and dividend income:
Interest and fees on loans	$63,946	$62,736	$50,289
Interest on debt securities:
Taxable	14,532	9,344	8,297
Non-taxable	588	121	15
Dividends on equity securities	752	697	423
Interest on cash equivalents	506	828	199

Total interest and dividend income	80,324	73,726	59,223

Interest expense:
Interest on deposits:
Savings and NOW accounts	1,616	872	969
Money market accounts	13,764	9,795	7,365
Term certificates	17,140	15,630	7,174
Interest on short-term borrowings	1,141	1,439	2,091
Interest on long-term debt and subordinated debt	9,507	9,448	5,490

Total interest expense	43,168	37,184	23,089

Net interest income	37,156	36,542	36,134
Provision for loan losses	800	1,000	1,250

Net interest income, after provision for loan losses	36,356	35,542	34,884

Non-interest income:
Service charges on deposits	2,583	2,314	2,533
Loan servicing fees	259	264	295
Gain on sales of loans	221	331	564
Net gain on sales of securities	365	47	159
Loss on impairment of securities	—	—	(39)
Change in fair value of derivative financial instruments	—	225	539
Net increase in cash surrender value of bank-owned life insurance	971	742	852
Other operating income	1,381	1,089	1,419

Total non-interest income	5,780	5,012	6,322

Non-interest expense:
Salaries and employee benefits	22,335	21,159	19,832
Occupancy	4,504	4,432	3,915
Equipment	2,817	2,500	2,647
Other operating expense	7,311	7,492	7,535

Total non-interest expense	36,967	35,583	33,929

Income before provision for income taxes	5,169	4,971	7,277
Provision for income taxes	815	734	2,019

Net income	$4,354	$4,237	$5,258

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Retained Earnings
	(In thousands)
Balance at December 31, 2004	$57,364	$(1,696)	$55,668
Comprehensive income:
Net income	5,258	—	5,258
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effect	—	(1,892)	(1,892)

Total comprehensive income			3,366

Balance at December 31, 2005	62,622	(3,588)	59,034
Comprehensive income:
Net income	4,237	—	4,237
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effect	—	1,808	1,808

Total comprehensive income			6,045

Balance at December 31, 2006	66,859	(1,780)	65,079
Comprehensive income:
Net income	4,354	—	4,354
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effect	—	4,048	4,048
Change in fair value and amortization of derivative used for cash flow hedge, net of tax effect	—	15	15

Total comprehensive income			8,417

Balance at December 31, 2007	$71,213	$2,283	$73,496

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$4,354	$4,237	$5,258
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800	1,000	1,250
Depreciation and amortization	3,428	3,147	2,961
Amortization of net deferred loan fees and costs	(757)	(942)	(701)
Deferred tax benefit	(352)	(340)	(882)
Amortization of core deposit intangible and servicing rights	209	249	263
Amortization (accretion) of securities, net	(125)	(105)	25
Net gain on sales of securities	(365)	(47)	(159)
Loss on impairment of securities	—	—	39
Change in fair value of derivative financial instruments	—	(225)	(539)
Loans originated for sale	(11,574)	(34,023)	(30,951)
Proceeds from sale of loans originated for sale	12,325	34,062	31,772
Loss on sale of other real estate owned	—	—	242
Changes in other assets and liabilities:
Accrued interest receivable	(235)	(1,035)	(965)
Other assets and bank-owned life insurance	(1,586)	(1,478)	3,129
Accrued expenses and other liabilities	(507)	1,797	3,321

Net cash provided by operating activities	5,615	6,297	14,063

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	25,919	59	11,100
Maturities, prepayments and calls	149,621	117,434	18,800
Purchases	(301,926)	(126,945)	(24,301)
Redemption (purchase) of Federal Home Loan Bank stock	721	(1,955)	(1,720)
Proceeds from sale of other real estate owned	—	—	1,126
Funds advanced on other real estate owned	(936)	—	(61)
Net loan originations	(30,907)	(57,264)	(98,784)
Purchase of premises and equipment	(5,161)	(1,992)	(3,594)

Net cash used in investing activities	(162,669)	(70,663)	(97,434)

Cash flows from financing activities:
Net increase (decrease) in deposits:
Term certificates	(14,100)	96,424	55,158
Other deposits	59,028	(35,324)	10,628
Short-term borrowings	(7,134)	(88,548)	63,110
Proceeds from stock subscriptions	162,859	—	—
Activity in long-term debt:
Proceeds from advances	5,200	130,281	—
Payment of advances	(28,057)	(33,617)	(30,129)
Proceeds from the issuance of subordinated debt	—	5,155	—

Net cash provided by financing activities	177,796	74,371	98,767

Change in cash and cash equivalents	20,742	10,005	15,396
Cash and cash equivalents at beginning of year	45,120	35,115	19,719

Cash and cash equivalents at end of year	$65,862	$45,120	$35,115

Supplementary disclosure of cash flow information:
Cash paid during the year for:
Interest	$44,298	$35,847	$23,066
Income taxes	1,027	1,991	2,551
Supplementary disclosure of non-cash financing and investing activities:
Transfers from loans to other real estate owned	2,577	—	803

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    STOCK CONVERSION

        On June 15, 2007, the Board of Trustees of the Company adopted a Plan of Conversion (the "Plan") whereby the Company would convert to a Delaware-chartered stock corporation and offer Company stock on a priority basis to qualifying depositors, tax-qualified employee plans, and employees, officers and directors of Danversbank and the Company, with any remaining shares to be offered to the public in a direct community offering and possibly in a syndicated community offering (the "Conversion").

        The Conversion closed on January 9, 2008. The Company issued 17,192,500 shares of common stock to subscribers (including tax-qualified employee benefit plans) at the offering price of $10.00 per share. The Company also contributed $350,000 in cash and 650,000 shares of common stock to the Danversbank Foundation (the "Foundation").

        The offering was oversubscribed by qualifying depositors of Danversbank, i.e., depositors having eligible accounts as of February 28, 2006. Accordingly, qualifying depositors had valid orders filled in accordance with the allocation procedures and there were no remaining shares to be offered in a community offering.

        As part of the Conversion, the Company established a liquidation account of $98,672,000, which is equal to the net worth of Danversbank as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at Danversbank after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

        Subsequent to the Conversion, the Company may not declare or pay dividends on, and may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

        Conversion costs have been deferred and have reduced the proceeds from the shares sold in the Conversion. As of December 31, 2007, Conversion costs amounting to $1,371,000 have been incurred and are included in other assets in the accompanying balance sheet.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company. Danversbank is a state-chartered stock savings bank that operates in the Essex, Suffolk and Middlesex Counties of Massachusetts. Danversbank provides depository, loan and trust services to individual and corporate customers. All significant intercompany balances and transactions are eliminated in consolidation. The Company accounts for its wholly-owned subsidiaries, Danvers Capital Trust I, Danvers Capital Trust II and Danvers Capital Trust III, using the equity method. See Note 13.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Segments

        Management evaluates the Company's performance and allocates resources based on a single segment concept. Accordingly, there are no separately identified operating segments for which discrete financial information is available. The Company does not derive revenues from, or have assets located in, foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Company's total revenues.

Merger

        Effective February 23, 2007, BankMalden, a Massachusetts mutual co-operative bank headquartered in Malden, Massachusetts, was merged with and into Danversbank, in a transaction accounted for as a pooling of interests. Accordingly, the financial information for all periods presented has been restated to present the combined financial condition and results of operations as if the combination had been in effect for all periods presented. No consideration was exchanged in the merger. Although Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, generally requires that all business combinations within its scope be accounted for using the purchase method, SFAS No. 141 is not effective for combinations between two or more mutual enterprises (such as Danversbank and BankMalden).

        Separate financial information of Danversbank and BankMalden is as follows:

			Years Ended December 31,
	January 1, 2007 Through February 22, 2007
			2006		2005
	Danversbank	BankMalden	Danversbank	BankMalden	Danversbank	BankMalden
	(In thousands)
Net interest income	$4,882	$139	$35,269	$1,273	$34,892	$1,242
Provision for loan losses	—	—	1,000	—	1,250	—
Non-interest income (loss)	766	(10)	4,938	74	6,172	150
Non-interest expenses	4,988	585	34,282	1,301	32,659	1,270
Income taxes	94	—	733	1	2,013	6
Net income (loss)	566	(456)	4,192	45	5,142	116
Retained earnings	62,289	3,619	60,975	4,104	54,977	4,057

Use of Estimates

        In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, valuation of other real estate owned and the valuation of the deferred tax assets.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents include cash, cash items, amounts due from banks and interest-bearing deposits with original maturities of less than 90 days.

Securities Available for Sale

        Securities available for sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

        Purchase premiums and discounts are recognized in interest income using a method that approximates the interest method. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans, Loans Held for Sale and Other Real Estate Owned

        Loans are stated at their outstanding principal balance, net of deferred loan origination fees and related costs and the allowance for loan losses. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. It is the Company's policy to cease accrual of interest on loans when the loan is delinquent in excess of 90 days (based on contractual terms), unless the timing of collections are reasonably estimable and collection is probable. Generally, impaired loans, as defined below, are designated as nonaccrual loans. When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are eligible to be reinstated to accrual status when the borrower has demonstrated at least six months of payment performance in accordance with the terms of the note.

        Loan origination and commitment fees, net of certain direct loan origination costs, are deferred and amortized over the contractual life of the loan as an adjustment to yield. When loans are sold or paid off, the unamortized net fees and costs are recognized in income.

        Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

        Other real estate owned ("OREO") includes property acquired through foreclosure or deed in lieu of foreclosure and is recorded at the lower of cost or fair value, less estimated costs to sell, at the time of acquisition. The excess, if any, of the loan balance over the fair value of the property at the time of transfer from loans to OREO is charged to the allowance for loan losses. Subsequent to the transfer to OREO, if the fair value of the property less estimated selling costs is less than the carrying value of the property, the deficiency is charged to income. Due to changing market conditions, there are inherent uncertainties in the assumptions with respect to the estimated fair value of OREO. Therefore, the amount ultimately realized may differ from the amounts reflected in the accompanying consolidated financial statements.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses

        The adequacy of the allowance for loan losses is evaluated periodically by management. Factors considered in evaluating the adequacy of the allowance include the risk characteristics of the loan portfolio, previous loss experience, the level of nonaccruing loans, current economic conditions and their effect on borrowers, and the performance of individual loans in relation to contractual terms. The provision for loan losses is charged to earnings and is based on management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb losses. Loan losses are charged against the allowance when management believes that the collectibility of the principal is unlikely. Recoveries of charged-off loans are credited directly to the allowance.

        The allowance for loan losses consists of: (a) a formula allowance for various loan portfolio classifications, (b) a valuation allowance for loans identified as impaired, and (c) an unallocated allowance. The unallocated allowance is maintained for the inherent subjectivity and imprecision in the analytical processes employed. The allowance is an estimate, and ultimate losses may vary from management's current estimate. If adjustments become necessary, they are recorded in the period in which they became known.

        A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. Currently, all impaired loans have been measured through the collateral method. All loans on nonaccrual status and restructured troubled debts are considered to be impaired. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the valuation allowance. All loans are individually evaluated for impairment according to the Company's normal loan review process, including overall credit evaluation and rating, nonaccrual status and payment experience.

Servicing

        The Company services real estate and commercial loans for others. Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on fair value.

        On January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 156, "Accounting for Servicing of Financial Assets", which amends FASB Statement No. 140. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur (the "fair value method"). This Statement also requires additional disclosures for all separately recognized servicing rights. Management did not adopt the fair value method of accounting for its

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

servicing rights, and, except for additional disclosures, this Statement did not have an impact on the Company's consolidated financial statements.

        Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. Changes in the valuation allowance are reported in loan servicing fee income.

        The Company uses a third-party to estimate the fair value of servicing rights, which uses a valuation model to calculate the present value of projected future cash flows. The valuation of servicing rights requires estimates of numerous market assumptions, such as interest rates, prepayment assumptions, servicing costs, discount rates, and the payment performance of the underlying loans. The Company reviews all assumptions determined by the third-party for reasonableness and adjusts as necessary to reflect current and anticipated market conditions. Thus, any measurement of the fair value of servicing rights is limited by the existing conditions and the assumptions utilized as of a particular point in time. Those same assumptions may not be appropriate if applied at a different point in time.

Income Taxes

        Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in the tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Company's base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability.

        However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

        A valuation allowance related to deferred tax asset is established when, in the judgment of management, it is more likely than not all or a portion of such deferred tax assets will not be realized (See Note 15).

Transfers of Financial Assets

        Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment

        Land is stated at cost. Buildings, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization, which is computed using the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter. Long-term operating

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

leases are accounted for using the straight-line method over the expected lease term. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured. Maintenance and repairs are expensed when incurred; major expenditures for betterments are capitalized and depreciated.

Core Deposit Intangible

        The Company's core deposit intangible ("CDI") represents the long-term value of depositor relationships arising from the contractual rights acquired in the acquisition of Revere Federal Savings Bank during 2001. The core deposit premium is being amortized over a ten-year period on an accelerated basis. The Company periodically evaluates the realizability of intangible assets based on the value of the underlying depositor relationships. If that value is less than the carrying amount of the intangible asset, the Company would recognize an impairment loss. At December 31, 2007 and 2006, the Company has not recorded any impairment of its CDI.

Bank-Owned Life Insurance

        Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value. Increases in cash surrender value, net of premiums paid, are recorded in the current period as other income.

Significant Concentrations of Credit Risk

        Most of the Company's activities are with customers located within Massachusetts. Note 5 includes the types of securities in which the Company invests. Note 6 includes the types of lending in which the Company engages. The Company believes that it does not have any significant concentrations in any one industry or customer.

Advertising Costs

        Advertising costs are expensed as incurred.

Derivative Financial Instruments

Interest Rate Agreements

        For asset/liability management purposes, the Company periodically uses interest rate agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts.

        Derivative financial instruments are recognized as assets and liabilities on the consolidated balance sheet and measured at fair value. The gain or loss on a derivative designated and qualifying as a fair value hedging instrument, as well as the offsetting gain or loss on the hedged item attributable to the risk being hedged, is recognized currently in earnings in the same accounting period. The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. For those derivative financial instruments that do not meet specified hedging criteria, changes in fair value are recorded in income.

        Cash flows resulting from the derivative financial instruments that are accounted for as hedges are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

Loan Commitments

        Mortgage loan commitments qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other non-interest income.

        Accordingly, if deemed material, the Company would record a zero value for the loan commitment at inception (at the time the commitment is issued to a borrower "the time of rate lock"). Subsequent to inception, changes in the fair value of the loan commitment would be recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment would be exercised, and the passage of time. Fair value was not material at December 31, 2007 and 2006 and, accordingly, these transactions were not recognized.

Forward Loan Sales Commitments

        To protect against the price risk inherent in derivative loan commitments, the Company utilizes both "mandatory delivery" and "best efforts" forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Generally, the Company's best efforts contracts meet the definition of derivative instruments when the loans to the underlying borrowers close, and are accounted for as derivative instruments at that time. Accordingly, forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other non-interest income. The Company estimates fair value of its forward loan sale commitments using a methodology similar to that used for derivative loan commitments.

Limited Partnership Investments

        The Company has invested in limited partnerships and accounts for such investments on the cost method. Impairment is recognized when equity positions remain below cost for extended periods of time.

Reclassifications

        Certain amounts have been reclassified in the 2006 and 2005 consolidated financial statements to conform to the 2007 presentation.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

        Comprehensive income is the total of net income and all non-owner-related changes in a company's equity including, among other things, unrealized gains and losses on investment securities classified as available for sale and derivatives used for cash flow hedges. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. (See Note 14).

Retirement Plan

        The compensation cost of an employee's pension benefit is recognized on the projected unit credit method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes.

        On December 31, 2006, the Company adopted FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan, (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, (c) recognize, through other comprehensive income, net of tax, changes in the funded status of the benefit plan that are not recognized as net periodic benefit cost, and (d) disclose additional information about certain effects on net periodic benefit cost for the next fiscal year that relate to the delayed recognition of certain benefit cost elements. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

        On January 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial statements.

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

participant assumptions developed based on the best information available in the circumstances (unobservable inputs). This Statement is effective for the Company on January 1, 2008, with a deferral for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to January 1, 2009. This Statement is not expected to have a material impact on the Company's consolidated financial statements.

        In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement. An entity will report unrealized gains and losses in items for which the fair value option has been elected in earning at each subsequent reporting date. The fair value option may generally be applied instrument by instrument and is irrevocable. This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued Statement No. 141 (revised), "Business Combinations", which replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations. Under Statement No. 141 (revised) an acquirer is required to recognize at fair value the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date. This Statement requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer in a business combination achieved in stages recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This Statement also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date and to recognize contingent consideration at the acquisition date. Further, this Statement eliminates the concept of negative goodwill and requires gain recognition in instances in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

        In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51." This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    CORE DEPOSIT INTANGIBLE

        At December 31, 2007 and 2006, the unamortized CDI amounted to $475,000 and $594,000, respectively, and is included in other assets. The original balance of CDI was $1,603,000 and at December 31, 2007 and 2006 accumulated amortization amounted to $1,128,000 and $1,009,000, respectively. Amortization expense for the years ended December 31, 2007, 2006 and 2005 amounted to $119,000, $133,000 and $163,000, respectively. The estimated amortization expense for each of the four years succeeding 2007 is $119,000.

4.    RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

        The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2007 and 2006, these reserve balances amounted to $11,670,000 and $1,147,000, respectively.

5.    SECURITIES AVAILABLE FOR SALE

        The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2007:
Debt securities:
U.S. Government	$2,000	$21	$—	$2,021
Government-sponsored enterprises	217,929	3,010	(109)	220,830
Mortgage-backed	164,062	1,240	(211)	165,091
Municipal bonds	18,569	64	(191)	18,442
Other bonds	328	4	(1)	331

	$402,888	$4,339	$(512)	$406,715

December 31, 2006:
Debt securities:
U.S. Government	$2,245	$—	$(4)	$2,241
Government-sponsored enterprises	221,359	80	(2,415)	219,024
Mortgage-backed	46,036	62	(621)	45,477
Municipal bonds	5,918	8	(47)	5,879
Other bonds	353	7	(3)	357

Total debt securities	275,911	157	(3,090)	272,978
Preferred stocks	101	4	—	105

	$276,012	$161	$(3,090)	$273,083

        For the years ended December 31, 2007, 2006 and 2005, proceeds from sales of securities available for sale amounted to $25,919,000, $59,000 and $11,100,000, respectively. Gross unrealized gains of $383,000, $47,000 and $159,000, and gross realized losses of $18,000, $0 and $0, were realized during the years ended December 31, 2007, 2006 and 2005, respectively.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES AVAILABLE FOR SALE (Continued)

        The amortized cost and fair value of debt securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to prepay obligations with or without prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in 1 year or less	$62,497	$62,409
Due between 1 year and 5 years	73,920	75,324
Due between 5 and 10 years	62,775	63,820
Due after 10 years	39,634	40,071
Mortgage-backed	164,062	165,091

	$402,888	$406,715

        At December 31, 2007 and 2006, U.S. Government securities with a fair value of $1,770,000 and $1,620,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2007 and 2006, the fair value of obligations of government-sponsored enterprises pledged to secure repurchase agreements was $99,767,000 and $96,751,000, respectively. U.S. Government securities with a fair value of $366,000 at December 31, 2006, were pledged to secure derivative transactions. There were no derivatives at December 31, 2007. U.S. Government and government-sponsored enterprise obligations also may secure Federal Home Loan Bank advances. See Notes 11 and 12.

        Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES AVAILABLE FOR SALE (Concluded)

        Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2007:
Debt securities:
Government-sponsored enterprises	$(1)	$256	$(108)	$21,392
Mortgage-backed	(118)	35,879	(93)	13,042
Municipal bonds	(160)	10,378	(31)	2,303
Other bonds	—	—	(1)	174

	$(279)	$46,513	$(233)	$36,911

December 31, 2006:
Debt securities:
U.S. Government	$(1)	$1,744	$(3)	$497
Government-sponsored enterprises	(209)	26,891	(2,206)	159,813
Mortgage-backed	(91)	11,157	(530)	17,328
Municipal bonds	(34)	3,440	(13)	514
Other bonds	—	—	(3)	122

	$(335)	$43,232	$(2,755)	$178,274

        At December 31, 2007, fifty-five debt securities have unrealized losses for less than twelve months with aggregate depreciation of .60% from the Company's amortized cost basis. At December 31, 2007, there were thirty-three debt securities with unrealized losses for twelve months or more with aggregate depreciation of .63% from the Company's amortized cost basis. The decrease in unrealized losses relates principally to the change in interest rates, as a result of market conditions. As management has the intent and ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    LOANS AND ALLOWANCE FOR LOAN LOSSES

        The loan portfolio consists of the following:

	December 31,
	2007	2006
	(In thousands)
Real estate mortgages:
Construction	$108,638	$137,061
Residential	180,511	172,052
Commercial	234,425	219,589
Home equity	36,679	39,464
C&I	339,669	304,016
Consumer	9,564	10,530

Total loans	909,486	882,712
Allowance for loan losses	(9,096)	(10,412)
Net deferred loan fees	(989)	(1,186)

Loans, net	$899,401	$871,114

        The Company's lending activities are concentrated primarily through fifteen offices located in Essex, Middlesex and Suffolk Counties in Eastern Massachusetts. The Company's loan portfolio consists of business loans extending across many industry types, single-family and multi-family residential loans, and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes. Many of the loans granted by the Company are collateralized by real estate.

        In the ordinary course of business, the Company grants loans to trustees and officers of the Company, including their families and companies with which they are affiliated. Such loans are made under normal credit terms, including interest rates and collateral, prevailing at the time for comparable transactions with other persons, and do not represent more-than-normal credit risk.

        Information pertaining to the activity of these loans for the year ended December 31, 2007 is as follows:

Amount
(In thousands)
Balance at beginning of year	$30,681
Principal additions	8,714
Principal payments	(5,057)

Balance at end of year	$34,338

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND ALLOWANCE FOR LOAN LOSSES (Concluded)

        The following is a summary of information pertaining to impaired and nonaccrual loans:

	2007	2006
	(In thousands)
Impaired loans without a valuation allowance	$3,834	$4,978
Impaired loans with a valuation allowance	553	774

Total impaired loans	$4,387	$5,752

Valuation allowance related to impaired loans	$273	$239

Total nonaccrual loans	$4,387	$5,752

Total loans past-due ninety days or more and still accruing	$—	$—

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Average investment in impaired loans	$4,043	$3,091	$2,039

Interest income recognized on impaired loans	$150	$151	$124

Interest income recognized on a cash basis on impaired loans	$150	$151	$124

        No additional funds are committed to be advanced in connection with impaired loans.

        An analysis of the allowance for loan losses is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Balance at beginning of year	$10,412	$10,087	$9,089
Provision for loan losses	800	1,000	1,250
Recoveries of loans previously charged-off	102	46	159

	11,314	11,133	10,498
Less loans charged-off	(2,218)	(721)	(411)

Balance at end of year	$9,096	$10,412	$10,087

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    SERVICING

        In the ordinary course of business, the Company sells real estate and commercial (Small Business Administration, "SBA") loans to other banks and the secondary market. For SBA loans, the Company sells the guaranteed portion while retaining the unguaranteed portion. Loans serviced for others are not included in the accompanying consolidated balance sheets and were sold without recourse provisions. The unpaid balance of loans serviced for others was $94,025,000 and $103,909,000 at December 31, 2007 and 2006, respectively. The Company allocates the recorded investment in the loan between the portion of the loan sold and the portion retained based on the fair values on the date that the loan was acquired, or as a practical expedient, on the date of the sale. The allocation results in an adjustment to yield. The Company retains servicing on most loan sales and earns fees ranging from .250% to 2.295% per annum based on the monthly outstanding balances of the loans serviced. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

        The fair value of servicing rights was determined using a discount rate of 10.00% and prepayment speeds ranging from 8.50% to 35.00%.

        The balance of capitalized servicing rights, included in other assets at December 31, 2007 and 2006, was $428,000 and $509,000, respectively, which approximated fair value.

        The following summarizes servicing rights capitalized and amortized:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Servicing rights capitalized	$9	$115	$220

Servicing rights amortized	$90	$116	$100

        For the years ended December 31, 2007, 2006 and 2005 contractually specified servicing fees included in loan servicing fees amounted to $348,000, $262,000 and $381,000, respectively.

8.    OTHER REAL ESTATE OWNED

        Other real estate owned is presented net of an allowance for losses, if any. As of December 31, 2007, there were no allowance for loan losses on foreclosed assets.

        Expenses applicable to other real estate owned include the following:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Net loss on sales of real estate	$—	$—	$242
Operating expenses	145	12	276

	$145	$12	$518

        At December 31, 2007, other real estate owned primarily consists of a residential subdivision under development. In connection with this property, the Company has entered into a performance guarantee agreement with a third party amounting to $1,243,000 for the completion of the infrastructure.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    PREMISES AND EQUIPMENT

        A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,
	2007	2006
	(In thousands)
Land	$3,541	$3,541
Premises	15,202	15,136
Furniture, fixtures and equipment	8,555	6,996
Leasehold improvements	8,156	5,652
Construction in progress	774	264

	$36,228	$31,589
Less accumulated depreciation and amortization	(16,522)	(13,616)

	$19,706	$17,973

        Depreciation and amortization expense was $3,428,000, $3,147,000 and $2,961,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

        Construction in progress represents costs incurred for the design and construction of new branches in Malden, Salem, Saugus and Wilmington, Massachusetts. At December 31, 2007, outstanding commitments related to the construction amounted to $2,971,000.

        The Company leases certain facilities and equipment under long-term noncancelable lease commitments. Future minimum lease payments, which are accounted for using the straight-line method over the expected lease term, under such agreements are as follows:

Year Ending December 31,	Amount
(In thousands)
2008	$1,776
2009	1,711
2010	1,649
2011	1,642
2012	1,263
Thereafter	7,413

$15,454

        Additional amounts become due based on escalation of certain operating costs of the leased facilities and equipment. The leases contain options to extend for periods from one to twenty years. The cost of such rentals is not included above, except for a land lease for which it is management's intention to exercise the option. Rent expense amounted to $1,466,000, $1,289,000 and $1,150,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    DEPOSITS

        A summary of term certificates, by maturity at December 31, 2007 and 2006, is as follows:

	December 31,
	2007		2006
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$352,705	4.78%	$338,623	4.72%
Over 1 year to 2 years	7,756	4.25	34,069	4.69
Over 2 years to 3 years	2,787	4.57	3,170	4.51
Over 3 years to 4 years	1,208	5.03	1,754	4.64
Over 4 years to 5 years	444	4.59	1,272	5.03
Over 5 years	8	4.41	120	5.13

	$364,908	4.77%	$379,008	4.71%

        At December 31, 2007 and 2006, term certificates include brokered certificates of deposit amounting to $19,985,000 and $69,970,000, respectively.

11.    SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances

        The Company has an available line of credit with the Federal Home Loan Bank ("FHLB") at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Company's total assets. At December 31, 2007 and 2006, there were no outstanding borrowings under this line of credit.

Securities Sold Under Agreements to Repurchase

        Securities sold under agreements to repurchase mature on a daily basis and amounted to $23,800,000 and $30,934,000 at December 31, 2007 and 2006, respectively. These agreements are secured by obligations of government-sponsored enterprises with a fair value of $99,767,000 and $96,751,000 at December 31, 2007 and 2006, respectively. The weighted average interest rate on these agreements was 2.04% and 1.48% at December 31, 2007 and 2006, respectively.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    LONG-TERM DEBT

        Long-term debt at December 31, 2007 and 2006 consists of the following FHLB advances:

	Amount				Weighted Average Rate
	December 31,				December 31,
	2007		2006		2007	2006
	(In thousands)
Fixed-rate advances maturing:
2007	$—		$2,250		—%	4.46%
2009	800	*	800	*	5.91	5.91
2010	12,000	*	12,000	*	5.50	5.50
2011	32,000	*	32,000	*	4.95	4.95
2012	5,000	*	—		4.71	—
Thereafter	85,000	*	105,000	*	4.35	4.27
Amortizing advances**	10,242		15,849		4.20	3.87

Total FHLB Advances	$145,042		$167,899		4.59%	4.46%

*
All advances are callable at various dates.

**
Amortizing advances require monthly principal and interest payments of $279,000 at December 31, 2007.

        All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the market value of U.S. Government and government-sponsored enterprises obligations.

13.    SUBORDINATED DEBT

        The Company has raised funds through the issuance of subordinated debentures to its wholly-owned subsidiaries, Danvers Capital Trust I ("Trust I"), Danvers Capital Trust II ("Trust II"), and Danvers Capital Trust III ("Trust III"). The Trusts have funded the purchases of the subordinated debentures by offering capital securities representing preferred ownership interests in the assets of the Trusts. Using interest payments made by the Company on the debentures, the Trusts pay semiannual or quarterly dividends to preferred security holders. The Company has the option to defer interest payments on the subordinated debentures for up to five years and, accordingly, the Trusts may defer dividend distributions on the capital securities for up to five years. In addition, the Company may elect to accelerate the maturity dates of the subordinated debentures upon obtaining regulatory approval.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUBORDINATED DEBT (Concluded)

        Subordinated debentures consist of the following:

		December 31,
		2007			2006
Maturity	Issued To	Amount	Interest Rate		Amount	Interest Rate
		(Dollars in thousands)
June 2031	Trust I	$14,500	10.18%		$14,500	10.18%
February 2034	Trust II	10,310	7.76	(1)	10,310	8.21	(1)
December 2036	Trust III	5,155	6.86	(2)	5,155	7.23	(2)

		$29,965	8.78%		$29,965	8.99%

(1)
Three-month LIBOR plus 2.85%

(2)
Three-month LIBOR plus 1.87%

        The outstanding subordinated debt may be included in regulatory Tier 1 capital (see Note 18), subject to a limitation that such amounts not exceed 25% of Tier 1 capital. At December 31, 2007 and 2006, subordinated debt aggregating $23,570,000 and $20,665,000, respectively, is included in Tier 1 capital. Deferred debt financing costs of $493,000 and $513,000, respectively, are included in other assets and are being amortized over the life of the debentures.

        For the years ended December 31, 2007, 2006 and 2005, the Company incurred $2,593,000, $2,297,000 and $2,040,000, respectively, of interest expense on the subordinated debt.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss) are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Net unrealized gain (loss) on securities available for sale	$7,121	$3,110	$(2,842)
Tax effect	(2,858)	(1,255)	1,066

Net of tax amount	4,263	1,855	(1,776)

Reclassification adjustment for net securities gains included in income	(365)	(47)	(159)
Tax effect	150	—	4

Net of tax amount	(215)	(47)	(155)

Reclassification adjustment for losses on impairment of securities available for sale	—	—	39
Tax effect	—	—	—

Net of tax amount	—	—	39

Change in unrealized gain on derivatives used for cash flow hedges	25	—	—
Tax effect	(10)	—	—

Net of tax amount	15	—	—

	$4,063	$1,808	$(1,892)

        The components of accumulated other comprehensive income (loss), included in retained earnings are as follows:

	December 31,
	2007	2006
	(In thousands)
Net unrealized gain (loss) on securities available for sale	$3,827	$(2,929)
Tax effect	(1,559)	1,149

Net of tax amount	2,268	(1,780)

Net unrealized gain on derivatives used for cash flow hedges	25	—
Tax effect	(10)	—

Net of tax amount	15	—

	$2,283	$(1,780)

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    INCOME TAXES

        Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Current tax provision (benefit):
Federal	$1,028	$1,101	$2,445
State	139	(27)	456

Total current provision	1,167	1,074	2,901

Deferred tax benefit:
Federal	(664)	(252)	(655)
State	(90)	(88)	(227)

Total deferred benefit	(754)	(340)	(882)

Change in valuation reserve	402	—	—

Total tax provision	$815	$734	$2,019

        The reasons for the differences between the statutory federal income tax amount/rate and the effective tax amount/rate are summarized as follows:

	Years Ended December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Statutory federal tax amount/rate	$1,758	34.0%	$1,690	34.0%	$2,474	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefits	32	0.6	66	1.3	155	2.1
Municipal income	(462)	(8.9)	(303)	(6.1)	(175)	(2.4)
Cash surrender value of bank-owned life insurance	(307)	(5.9)	(226)	(4.5)	(269)	(3.7)
Acquisition—NOL tax benefit	(283)	(5.5)	—	—	—	—
Change in valuation reserve-limited future income	402	7.8	—	—	—	—
Reversal of pre-2002 tax over-accrual	—	—	(220)	(4.5)	—	—
Under-accrual of taxes	(342)	(6.6)	(255)	(5.1)	(138)	(1.9)
Other, net	17	0.3	(18)	(0.3)	(28)	(0.4)

Effective tax amount/rate	$815	15.8%	$734	14.8%	$2,019	27.7%

        The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by (1) reviewing taxable income in allowable federal carry-back periods, and (2) assessing the likelihood of the Company generating federal and state taxable income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance of $402,000 was required for the year ended December 31, 2007, due to the limited future taxable income for state tax purposes at the Bank level.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (Concluded)

        The components of the net deferred tax asset are as follows:

	December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Federal	$6,236	$6,631
State	2,013	2,195

	8,249	8,826
Valuation reserve	(402)	—

	7,847	8,826

Deferred tax liabilities:
Federal	(1,540)	(411)
State	(399)	(141)

	(1,939)	(552)

Net deferred tax asset	$5,908	$8,274

        The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2007	2006
	(In thousands)
Net unrealized loss on securities available for sale	$(1,559)	$1,149
Depreciation and amortization	380	407
Allowance for loan losses	3,734	4,273
Employee benefit plans	3,609	2,915
Deferred income	108	(42)
Derivative instruments	(10)	—
Other, net	48	(428)

Total	6,310	8,274
Valuation reserve	(402)	—

Net deferred tax asset	$5,908	$8,274

        The federal income tax reserve for loan losses at the Company's base year amounted to $2,057,000. If any portion of the reserve is used for purposes other than to absorb the losses for which established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve only to absorb loan losses, a deferred tax liability of $844,000 has not been provided.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    CREDIT-RELATED OFF-BALANCE SHEET AND DERIVATIVE FINANCIAL INSTRUMENTS

Credit-Related Off-Balance Sheet Financial Instruments

        The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business, primarily to meet the financing needs of its customers. The financial instruments include commitments to extend credit and commercial letters of credit, as well as unadvanced lines of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the accompanying consolidated balance sheets. The contractual or notional amount of those instruments reflects the extent of involvement that the Company has in particular classes of financial instruments. Management uses the same credit policies in making commitments and conditional obligations as it does for loans.

        The approximate contractual amounts of the aforementioned commitments and conditional obligations are as follows:

	December 31,
	2007	2006
	(In thousands)
Financial instruments whose amounts represent credit risk:
Commitments to grant loans	$23,954	$10,952
Unfunded commitments under lines of credit	169,017	126,806
Unadvanced funds on construction loans	42,082	62,542
Commercial and standby letters of credit	12,535	5,396

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Management evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management upon the extension of credit, is based on management's credit evaluation of the borrower. Collateral consists predominantly of residential and commercial real estate and personal property.

        Commercial and standby letters of credit are contingent commitments issued by the Company to support the financial obligations of a customer to a third party. Letters of credit are issued to support payment obligations of a customer as buyer in a commercial contract for the purchase of goods. Letters of credit have maturities that generally reflect the maturities of the underlying obligations. Since the conditions under which the Company must fund letters of credit may not materialize, the cash requirements are expected to be less than the total outstanding commitments. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers. If deemed necessary, the Company holds various forms of collateral to support letters of credit.

Employment Agreements

        On February 23, 2007 the Company entered into a three-year employment agreement with an executive officer, which generally provides for a base salary and the continuation of benefits currently received. However, such employment may be terminated for cause, as defined, without incurring any continuing obligation.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CREDIT-RELATED OFF-BALANCE SHEET AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        In January 2008, the Company entered into three-year employment agreements with four executive officers, which shall automatically extend each day after the commencement of such agreements so that at any point, during each executive's employment, the then remaining term is three years. The agreements generally provide for a base salary and the continuation of benefits currently received, automobile allowance and other fringe benefits applicable to executive personnel. However, such employment may be terminated for cause, as defined, without incurring any continuing obligation.

Change in Control Agreements.

        Upon completion of the Conversion, the Company entered into change in control agreements with eight senior officers, which will be in effect for 12 months following a change in control. Under the agreements, in the event that within a period ending 12 months after a change in control, as defined in the agreement, Danversbank or Danvers Bancorp or their successors terminates the employment of an individual covered by the agreement without cause, as defined in the agreement, or if the individual voluntarily resigns with good reason, as defined in the agreement, the individual will receive a lump sum payment in the amount of one and one-half times the officer's annual base salary plus the greater of the officer's target cash bonus for the year of termination or the officer's highest cash bonus earned in the preceding three years, subject to the limitations imposed by Section 280G of the Internal Revenue Code. The agreements also provide for continued health, dental and vision benefit coverage for 18 months following termination of employment.

Derivative Financial Instruments

Interest Rate Collar

        On February 2, 2006, the Company entered into a five year interest rate collar with a notional amount of $55.0 million to reduce the potentially negative impact a downward movement in interest rates would have on its net interest income. The collar was effective on March 8, 2006, and matures on March 8, 2011. Both the interest rate collar and the pool of loans being hedged share the same fundamental characteristics. Both are tied to the prime rate and reset when the prime rate changes.

        At the time of purchase, the Company's documentation of the intended hedging strategy did not meet the strict requirements of SFAS 133. As a result, the Company concluded that hedge accounting should not be applied to the hedging relationship. On February 9, 2007, when the fair value of the collar was zero, the Company designated the collar in a cash flow hedging relationship in accordance with SFAS 133. It considered the applicable guidance in SFAS 133, and related implementation issues related to collars, when it designated the transaction. The collar was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain prime-based loan assets that reset whenever prime changes. For accounting purposes, the hedged transactions are designated as the first prime-based (daily reset) interest payments received by the Company each calendar month during the term of the collar that, in aggregate for each period, are interest payments on principal from specified loan portfolios equal to the notional amount of the collar. The Company is the payer on prime at a cap strike rate of 9.50% and the counterparty is the payer on prime at a floor strike rate of 6.00%.

        The effective portion of changes in the fair value of the derivative are initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CREDIT-RELATED OFF-BALANCE SHEET AND DERIVATIVE FINANCIAL INSTRUMENTS (Concluded)

on loans) when the hedged transaction affects earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of non-interest income. Based on the Company's assessments both at inception and throughout the life of the hedging relationship, it is probable that sufficient prime-based interest receipts will exist through the maturity dates of the collars. The Company uses the "Hypothetical Derivative Method" described in Statement 133 Implementation Issue No. G20, "Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge," for its quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness.

        Prepayments in hedged loan portfolios are treated in a manner consistent with the guidance in Statement 133 Implementation Issue No. G25, "Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans," which allows the designated forecasted transactions to be the variable, prime-rate-based interest payments on a rolling portfolio of prepayable interest-bearing loans using the first-payments-received technique, thereby allowing interest payments from loans that prepay to be replaced with interest payments from new loan originations.

        Gains (losses) on the agreement recognized in non-interest income were $9,000 and ($81,000) for the years ended December 31, 2007 and 2006, respectively.

        On August 7, 2007 the Company terminated the collar for risk management purposes. Amounts deferred in other comprehensive income during the period when hedge accounting was applied will be reclassified to earnings as the originally hedged forecasted transactions affect earnings. Amounts deferred in other comprehensive income will continue to be reported in other comprehensive income unless it is probable that the originally hedged forecasted transactions will not occur.

Interest Rate Swap

        During 2003, the Company entered into an interest rate swap agreement that matured on March 7, 2006. The notional amount of the interest rate swap was $70,000,000 with a variable pay rate of Prime and a fixed receive rate of 5.00%. For the years ended December 31, 2006 and 2005 the gain recognized in non-interest income on the agreement amounted to $306,000 and $539,000, respectively.

17.    CONTINGENCIES

        In the ordinary course of business, the Company is involved in litigation. Based on its review, with the assistance of legal counsel, management does not expect the resolution of any of these additional matters currently subject to litigation to have a material adverse effect on the Company's consolidated financial position or results of operations.

18.    REGULATORY CAPITAL REQUIREMENTS

        The Company and Danversbank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Danversbank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

REGULATORY CAPITAL REQUIREMENTS (Continued)

action, the Company and Danversbank must meet specific capital guidelines that involve quantitative measures of the Company's and Danversbank's assets, liabilities and certain off-balance- sheet items, as calculated under regulatory accounting practices. The Company's and Danversbank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to a mutual holding company.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and Danversbank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and Danversbank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2007 and 2006, the most recent notification from the FDIC categorized Danversbank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Danversbank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios, as set forth in the table. There are no conditions or events since that regulatory notification that management believes have changed Danversbank's category.

        The Company's and Danversbank's actual capital amounts and ratios are as follows:

	Actual		Minimum for Capital Adequacy		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2007:
Total Capital to Risk Weighted Assets:
Consolidated	$108,298	11.0%	$78,799	8.0%	N/A	N/A
Danversbank	108,068	11.0	78,799	8.0	$98,499	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	94,265	9.6	39,400	4.0	N/A	N/A
Danversbank	98,962	10.1	39,400	4.0	59,099	6.0
Tier 1 Leverage Capital to Average Assets:
Consolidated	94,265	6.9	54,358	4.0	N/A	N/A
Danversbank	98,962	7.3	54,358	4.0	67,948	5.0
December 31, 2006:
Total Capital to Risk Weighted Assets:
Consolidated	$104,874	11.1%	$75,622	8.0%	N/A	N/A
Danversbank	104,769	11.1	75,622	8.0	$94,527	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	86,879	9.2	37,811	4.0	N/A	N/A
Danversbank	94,586	10.0	37,811	4.0	56,716	6.0
Tier 1 Leverage Capital to Average Assets:
Consolidated	86,879	6.9	50,621	4.0	N/A	N/A
Danversbank	94,586	7.5	50,621	4.0	63,276	5.0

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

REGULATORY CAPITAL REQUIREMENTS (Concluded)

        A reconciliation of the Company's and Danversbank's retained earnings to regulatory capital follows:

	December 31,
	2007		2006
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total retained earnings per financial statements	$73,496	$101,773	$65,079	$93,461
Adjustments to Tier 1 capital:
Unrealized (gains) losses on securities available for sale, net of tax	(2,268)	(2,268)	1,780	1,780
Unrealized gains on cash flow hedge, net of tax	(15)	(15)	—	—
Preferred stock	—	(10)	—	(10)
Subordinated debt	23,570	—	20,665	—
Core deposit intangible	(475)	(475)	(594)	(594)
Servicing assets	(43)	(43)	(51)	(51)

Total Tier 1 capital	94,265	98,962	86,879	94,586

Adjustments for total capital:
Preferred stock	—	10	—	10
Allowance for loan losses	9,096	9,096	10,173	10,173
Subordinated debt	4,937	—	7,822	—

Total capital per regulatory reporting	$108,298	$108,068	$104,874	$104,769

19.    EMPLOYEE BENEFIT PLANS

SBERA Defined Benefit Pension Plan

        Employee benefits are provided to employees through participation in the Savings Bank's Employees Retirement Association's Pension Plan ("SBERA Pension Plan"). The benefits are interrelated with benefits provided under the 401(k) Plan and based on employees' years of service and annual compensation, as defined in the SBERA Pension Plan. Effective August 15, 2003, the Company curtailed the benefits under the Plan, and no additional employees were eligible to participate in the Plan and effective June 30, 2007, the Company voted to terminate the Plan. In connection with the termination, the Company recognized a loss on settlement amounting to $359,000, which is included in salaries and employee benefits.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

        The following sets forth the Plan's status:

		Years Ended October 31,
	Fourteen Months Ended December 31, 2007
		2006	2005
	(In thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of period	$4,284	$4,488	$4,348
Interest cost	287	258	250
Amendment	253	—	—
Actuarial loss	285	213	32
Benefits paid	(4,856)	(675)	(142)

Benefit obligation at end of period	253	4,284	4,488

Change in plan assets:
Fair value of plan assets at beginning of period	4,620	4,656	4,412
Actual return on plan assets	489	639	386
Benefits paid	(4,856)	(675)	(142)

Fair value of plan assets at end of period	253	4,620	4,656

Funded status	—	336	168
Deferred gain	—	—	(134)

Prepaid expense	$—	$336	$34

Accumulated benefit obligation	$253	$4,284	$4,488

        At December 31, 2007 and October 31, 2006, the discount rate used to determine the benefit obligation was 5.75%.

        The net pension benefit for the Plan included the following components:

		Years Ended October 31,
	Fourteen Months Ended December 31, 2007
		2006	2005
	(In thousands)
Interest cost	$287	$258	$250
Actuarial loss	—	(6)	(1)
Expected return on plan assets	(310)	(268)	(254)
Settlement loss	359	—	—

Net pension expense (benefit)	$336	$(16)	$(5)

        The assumptions used to determine net periodic pension cost are as follows:

	December 31, 2007	October 31, 2006
Discount rate	5.75%	5.75%
Expected long-term rate of return on plan assets	5.75	5.75

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

        The Company's pension plan weighted average asset allocations are as follows:

Asset Category	December 31, 2007	October 31, 2006
Fixed income (including money market)	100.0%	36.5%
Domestic equity	—	48.5
International equity	—	15.0

Total	100.0%	100.0%

        No contribution is expected for the Plan year beginning November 1, 2007. Estimated benefits of $253,000 are payable in 2008.

CBERA Defined Benefit Plan

        Prior to the merger, BankMalden provided pension benefits for eligible employees through membership in the Co-operative Banks Employees Retirement Association (the "CBERA Plan") for employees of BankMalden. The Plan was a multi-employer plan whereas the contributions by each bank are not restricted to provide benefits to the employees of the contributing bank. Each employee reaching the age of 21 and having completed 1,000 hours of service in one consecutive twelve-month period beginning with such employee's date of employment automatically became a participant in the retirement plan. Participants became fully vested when credited with six years of service measured from their date of hire. As of February 28, 2007, the Company withdrew from the CBERA Plan and made a final contribution of $26,000, which represents the difference between the withdrawal liability of $1,200,000 and the fair value of the allocated plan assets of $1,174,000 at February 28, 2007.

401(k) Savings Plan

        Substantially all of the Company's employees are eligible to participate in the Savings Banks' Employees Retirement Association 401(k) Savings Plan. Under the 40l(k) Plan, employees may make contributions of up to 75% of their eligible compensation. The Company makes discretionary contributions to the Plan equal to 4% of eligible employees' salaries. The former employees of BankMalden participated in a 401(k) plan, which provided for voluntary contributions by participating employees ranging from one percent to twelve percent of their compensation, subject to certain limitations. BankMalden matched the employee's voluntary contribution based on various formulas. This Plan was transferred to the Company's 401(k) Plan on March 22, 2007.

        The Company's total expense under the 401(k) Plans and the SBERA and CBERA Pension Plans for the years ended December 31, 2007, 2006 and 2005, amounted to $531,000, $397,000 and $854,000, respectively.

Incentive Compensation Plan

        Substantially all of the Company's employees are eligible to participate in the Company's Annual Incentive Compensation Plan. Incentive award payments are determined on the basis of company performance and individual performance, with incentive awards ranging from 0% to 40% of annual compensation. These awards are paid after the close of the fiscal year contingent on the Compensation Committee's assessment of the Company's performance relative to performance targets established

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

between the Board of Trustees and senior management. Incentive awards expense for the years ended December 31, 2007, 2006 and 2005, was $2,174,000, $2,377,000 and $2,291,000, respectively.

Phantom Stock Plan

The Company has established a Phantom Stock Plan (the "Plan"). The maximum number of phantom shares that may be awarded to participants is 870,418. Shares will be granted at the discretion of the Board and are recorded in other liabilities. The intended service period for all grants made under the Plan is five years. The initial grant vests 60% in year three and 40% in year five. All subsequent grants vest 100% in year five. Grants made to independent members of the Board of Trustees vest 100% in year three. All phantom shares granted to the participants may become more fully vested, as outlined in the plan document, upon a change-in-control or upon the participant's termination of employment with the Company due to death or disability. A participant may elect to have the value of vested phantom shares paid according to (1) a lump-sum cash payment of 100% of the vested value, or (2) payment of the value of from 10% to 100% of the vested shares into a nonqualified compensation plan, with interest per annum at the rate of 5%, with any undeferred amounts paid according to (1) above. Upon a change-in-control, the Plan will terminate and the value of all vested shares will be distributed to the participants pursuant to the payment elections above. Compensation expense related to these benefits was $2,228,000, $1,679,000 and $1,537,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

        The exercise price is calculated as retained earnings, exclusive of any FASB 115 effect, as reported in Danvers Bancorp, Inc. audited year-end consolidated financial statements divided by 3,481,672 phantom shares issued at the plan's inception. Compensation expense is recognized on a straight-line accrual basis over the grant's vesting period. A summary of the status of shares under the Plan is presented below:

	December 31,
	2007	2006
Outstanding at beginning of the year	402,445	347,745
Granted	85,750	100,000
Paid out	(60,000)	(43,350)
Forfeited	(6,400)	(1,950)

Outstanding at end of the year	421,795	402,445

"Exercise" price	$21.47	$19.01

        On January 9, 2008, the Company completed its conversion from a mutual holding company to a stock holding company (see Note 1) and as a result of the change in control the plan was terminated. On January 25, 2008, the Company recognized an additional expense of $3,743,000 and the value of the vested shares in the amount of $9,056,000 was distributed to the participants.

Supplemental Pension Plan

        The Company provides supplemental retirement and death benefits for certain officers of the Company under the terms of the Supplemental Pension Agreement (the "Agreement"). Benefits to be paid under the Agreement are based primarily on the officer's salary and years of service.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Concluded)

        The retirement benefits, as defined in the Agreement, are accrued by charges to compensation expense over the required service periods of the officers. Compensation expense related to these benefits was $670,000, $601,000 and $495,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

20.    FAIR VALUE OF FINANCIAL INSTRUMENTS

        The estimated fair value of the Company's financial instruments, together with related methods and assumptions, is set forth below. Fair value estimates are made at a specific point in time based on relevant market information and information about specific financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no active observable market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions and risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

        Cash and Cash Equivalents—The carrying amounts for cash and cash equivalents approximate fair value because they mature in 90 days or less and do not present unanticipated valuation risk.

        Securities—The fair value of securities available for sale is estimated based on quoted market prices. The fair value of the Federal Home Loan Bank stock is equal to cost based on redemption provisions.

        Loans and Loans Held for Sale—Fair values are estimated for portfolios of loans with similar financial and credit characteristics. The loan portfolio was evaluated in the following segments: commercial, residential real estate, commercial real estate, construction, home equity and other consumer loans. The fair value of performing commercial and commercial real estate loans is estimated by discounting cash flows through the estimated maturity using discount rates that reflect the expected maturity and the credit and interest rate risk inherent in such loans. The fair value of residential mortgage loans is estimated by discounting contractual cash flows, adjusted for prepayment estimates using discount rates based on secondary market sources. The fair value of home equity and other consumer loans is estimated based on secondary market prices for asset-backed securities with similar characteristics. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying values, where applicable.

        Servicing Rights—Fair value is based on the discounted value of the present value of estimated future net servicing income.

        Deposits—The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings and NOW accounts, and money market accounts, is equal to the amount payable on demand as of the reporting date. The fair value of term certificates is based on the discounted value of contractual cash flows. The discount rate used is based on the rates currently offered for funding sources of similar remaining maturities.

        Stock Subscriptions—The carrying amount of short-term borrowings approximate fair value because they mature in 90 days or less and do not present unanticipated valuation risk.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Concluded)

        Short-term Borrowings—The carrying amount of short-term borrowings approximate fair value because they mature in 90 days or less and do not present unanticipated valuation risk.

        Long-term Borrowings—The fair value of these borrowings is based on the discounted value of contractual cash flows. The discount rate used is based on the estimated rates currently offered for borrowings of similar remaining maturities. The carrying amount of adjustable rate borrowings approximates fair value as they reprice quarterly.

        Subordinated Debt—The fair value of these borrowings is based on the discounted value of contractual cash flows. The discount rate used is based on the 3 Month LIBOR plus an index of 1.87%.

        Derivative Financial Instruments—The fair value of the collar agreement is based on market prices obtained from investment analysts.

        Accrued Interest— The carrying amounts approximate fair value.

        Commitments—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of these fees at December 31, 2007 and 2006 was immaterial to the consolidated financial statements.

        The estimated fair values of the Company's significant financial instruments are as follows:

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$65,862	$65,862	$45,120	$45,120
Securities available for sale	406,715	406,715	273,083	273,083
Federal Home Loan Bank stock	10,021	10,021	10,742	10,742
Loans held for sale and loans, net	899,401	897,589	871,865	862,926
Accrued interest receivable	6,862	6,862	6,627	6,627
Servicing rights	428	428	509	509
Interest rate collar agreement	—	—	19	19
Financial liabilities:
Deposits:
Demand deposits	124,040	124,040	116,292	116,292
Savings and NOW accounts	171,353	171,353	155,998	155,998
Money market accounts	337,847	337,847	301,922	301,922
Term certificates	364,908	365,680	379,008	381,035
Stock subscriptions	162,859	162,859	—	—
Short-term borrowings	23,800	23,800	30,934	30,934
Long-term debt	145,042	149,758	167,899	168,941
Subordinated debt	29,965	49,935	29,965	42,821
Accrued interest payable	1,425	1,425	2,555	2,555

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

        Financial information pertaining to Danvers Bancorp, Inc. is as follows:

Balance Sheets

	December 31,
	2007	2006
	(In thousands)
Assets:
Cash and cash equivalents	$369	$281
Corporate stock	965	965
Investment in subsidiary	101,647	93,355
Investment in Danvers Capital Trust	619	619
Other assets	8	9

Total Assets	$103,608	$95,229

Liabilities and Stockholder's Equity:
Liabilities:
Subordinated debentures	$29,965	$29,965
Other liabilities	147	185

Total Liabilities	0,112	30,150
Total stockholder's equity	73,496	65,079

Total Liabilities and Stockholder's Equity	$103,608	$95,229

Statements of Income

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Interest and dividend income:
Interest on debt securities	$2,719	$2,374	$2,083
Interest and dividends on equity and other securities	87	78	70

Total interest and dividend income	2,806	2,452	2,153
Interest on borrowed funds	2,681	2,375	2,110

Net interest income	125	77	43
Provision for income taxes	—	1	—

Income before undistributed earnings of subsidiary	125	76	43
Equity in undistributed earnings of subsidiary	4,229	4,161	5,215

Net income	$4,354	$4,237	$5,258

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Concluded)

Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$4,354	$4,237	$5,258
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(4,229)	(4,161)	(5,215)
Change in other, net	(37)	1	26

Net cash provided by investing activities	88	77	69
Cash flows from investing activities:
Investment in bank subsidiary	—	(5,000)	—
Purchase of corporate stock	—	(155)	—

Net cash used by investing activities	—	(5,155)	—

Cash flows from financing activities:
Increase in subordinated debentures	—	5,155	—

Net cash provided by financing activities	—	5,155	—

Change in cash and cash equivalents	88	77	69
Cash and cash equivalents at beginning of year	281	204	135

Cash and cash equivalents at end of year	$369	$281	$204

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

22.    QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands)
Interest and dividend income	$21,167	$20,421	$19,800	$18,936	$19,814	$19,421	$17,986	$16,505
Interest expense	11,228	11,055	10,442	10,443	10,538	10,126	8,928	7,592

Net interest income	9,939	9,366	9,358	8,493	9,276	9,295	9,058	8,913
Provision for loan losses	350	225	150	75	325	225	225	225

Net interest income,
after provision for loan losses	9,589	9,141	9,208	8,418	8,951	9,070	8,833	8,688
Noninterest income	1,817	1,321	1,391	1,251	1,274	1,499	1,141	1,098
Noninterest expense	10,177	8,890	8,921	8,979	9,296	8,891	8,768	8,628

Income before income taxes	1,229	1,572	1,678	690	929	1,678	1,206	1,158
Provision for income taxes	80	247	327	161	63	272	220	179

Net income	$1,149	$1,325	$1,351	$529	$866	$1,406	$986	$979