Form 10-Q
period 2008-03-31
Danvers Bancorp, Inc.
filed 2008-05-15
CIK 1410703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-33896

DANVERS BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3445675
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S Employer Identification No.)

One Conant Street, Danvers, Massachusetts	01923
(Address of Principal Executive Officers)	(Zip Code)

(978) 777-2200

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Shares outstanding of the registrant’s common stock, $0.01 par value, at May 14, 2008: 17,842,500

DANVERS BANCORP, INC.

DANVERS BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands)
ASSETS
Cash and cash equivalents	$79,634	$65,862
Securities available for sale	457,998	406,715
Loans	970,789	908,497
Less allowance for loan losses	(9,443)	(9,096)
Loans, net	961,346	899,401
Federal Home Loan Bank stock, at cost	10,021	10,021
Premises and equipment, net	19,907	19,706
Bank-owned life insurance	24,023	23,665
Other real estate owned	3,187	3,513
Accrued interest receivable	7,169	6,862
Deferred tax asset, net	5,537	5,908
Other assets	10,793	6,650
	$1,579,615	$1,448,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$128,055	$124,040
Savings and NOW accounts	178,017	171,353
Money market accounts	453,206	337,847
Term certificates over $100,000	232,490	228,793
Other term certificates	128,454	136,115
Total deposits	1,120,222	998,148
Stock subscriptions	—	162,859
Short-term borrowings	27,698	23,800
Long-term debt	159,258	145,042
Subordinated debt	29,965	29,965
Accrued expenses and other liabilities	9,769	14,993
Total liabilities	1,346,912	1,374,807
Stockholders’ equity:
Preferred stock; $0.01 par value, 10,000,000 shares authorized; none issued and outstanding.	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized; 17,842,500 and 0 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively.	178	—
Additional paid-in capital	174,396	—
Retained earnings	67,957	71,213
Accumulated other comprehensive income	4,327	2,283
Unearned compensation - ESOP, 1,415,505 shares and 0 shares at March 31, 2008 and December 31, 2007, respectively.	(14,155)	—
Total stockholders’ equity	232,703	73,496
	$1,579,615	$1,448,303

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Interest and dividend income:
Interest and fees on loans	$15,620	$15,518
Interest on debt securities:
Taxable	4,792	2,964
Non-taxable	189	77
Dividends on equity securities	108	186
Interest on cash equivalents	528	191
Total interest and dividend income	21,237	18,936

Interest expense:
Interest on deposits:
Savings and NOW accounts	660	260
Money market accounts	3,329	3,263
Term certificates	4,273	4,352
Interest on short-term borrowings	121	169
Interest on long-term debt and subordinated debt	2,329	2,399
Total interest expense	10,712	10,443
Net interest income	10,525	8,493
Provision for loan losses	600	75
Net interest income, after provision for loan losses	9,925	8,418

Non-interest income:
Service charges on deposits	630	546
Loan servicing fees	59	66
Net gain on sales of loans	61	91
Net gain (loss) on sales of securities	772	(16)
Net increase in cash surrender value of bank-owned life insurance	358	257
Other operating income	405	307
Total non-interest income	2,285	1,251

Non-interest expense:
Salaries and employee benefits	10,036	5,443
Occupancy	1,310	1,090
Equipment	753	650
Outside services	282	133
Contribution to the Danversbank Charitable Foundation	6,850	—
Other real estate owned expense	794	29
Other operating expense	1,632	1,635
Total non-interest expense	21,657	8,980
Income (loss) before provision (benefit) for income taxes	(9,447)	689
Provision (benefit) for income taxes	(6,191)	160
Net income (loss)	$(3,256)	$529

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Unearned	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Equity
	(Dollars in thousands, except per share amounts)

Balance at December 31, 2006	—	$—	$—	$66,859	$(1,780)	$—	$65,079
Comprehensive income:
Net income	—	—	—	529	—	—	529
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	787	—	787
Change in fair value and amortization of derivative used for cash flow hedge, net of tax effect	—	—	—	—	(45)	—	(45)
Total comprehensive income							1,271
Balance at March 31, 2007	—	$—	$—	$67,388	$(1,038)	$—	$66,350

Balance at December 31, 2007	—	$—	$—	$71,213	$2,283	$—	$73,496
Comprehensive income (loss):
Net loss	—	—	—	(3,256)	—	—	(3,256)
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	2,045	—	2,045
Change in fair value and amortization of derivative used for cash flow hedge, net of tax effect	—	—	—	—	(1)	—	(1)
Total comprehensive loss							(1,212)
Issuance of common stock for initial public offering, net of expenses of $3,850	17,192,500	172	167,902	—	—	—	168,074
Issuance of common stock to the Danversbank Charitable Foundation	650,000	6	6,494	—	—	—	6,500
Stock purchased by ESOP	—	—	—	—	—	(14,155)	(14,155)
Balance at March 31, 2008	17,842,500	$178	$174,396	$67,957	$4,327	$(14,155)	$232,703

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(3,256)	$529
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	600	75
Writedown of other real estate owned	808	—
Depreciation and amortization	926	812
Amortization of net deferred loan fees and costs	(138)	(112)
Deferred tax provision (benefit)	(1,066)	1,629
Amortization of core deposit intangible and servicing rights	53	56
Accretion of securities, net	(14)	(9)
Net loss (gain) on sales of securities	(772)	16
Change in fair value of derivative financial instruments	—	60
Loans originated for sale	(3,490)	(3,533)
Proceeds from sale of loans originated for sale	3,232	4,077
Issuance of common stock to Danversbank Charitable Foundation	6,500	—
Changes in other assets and liabilities:
Accrued interest receivable	(307)	219
Other assets and bank-owned life insurance	(4,556)	(449)
Accrued expenses and other liabilities	(5,724)	(4,578)
Net cash used in operating activities	(7,204)	(1,208)
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	32,945	85
Maturities, prepayments and calls	77,814	41,491
Purchases	(157,273)	(57,342)
Redemption of Federal Home Loan Bank stock	—	921
Funds advanced on other real estate owned	(482)	—
Net loans (originations) payments	(62,149)	17,862
Purchase of premises and equipment	(1,127)	(989)
Net cash provided by (used in) investing activities	(110,272)	2,028

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Term certificates	$(3,964)	$(31,339)
Other deposits	126,038	21,693
Short-term borrowings	3,898	11,645
Stock subscriptions	(162,859)	—
Activity in long-term debt:
Proceeds from advances	15,000	—
Payment of advances	(784)	(21,440)
Net proceeds from issuance of common stock	168,074	—
Acquisition of common stock by ESOP	(14,155)	—
Net cash provided by (used in) financing activities	131,248	(19,441)
Change in cash and cash equivalents	13,772	(18,621)
Cash and cash equivalents at beginning of period	65,862	45,120
Cash and cash equivalents at end of period	$79,634	$26,499

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,042	$10,075
Income taxes	215	378
Supplementary disclosure of non-cash financing and investing activities:
Unsettled securities transactions	500	1,511

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

The accompanying unaudited consolidated interim financial statements include the accounts of Danvers Bancorp, Inc. (“the Company”) and its wholly-owned subsidiary Danversbank (the “Bank”).  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been omitted.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the reporting interim periods have been included.  The consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s most recent Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2007.  The results of operation for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be obtained for a full year.

2.              Conversion and Change in Corporate Form

The conversion to a public stock holding company closed on January 9, 2008. The Company issued 17,192,500 shares of common stock to subscribers (including tax-qualified employee benefit plans) at the offering price of $10.00 per share.  The Company also contributed $350,000 in cash and 650,000 shares of common stock to the Foundation.  Conversion costs amounting to $3,850,000 have been netted against the offering proceeds.  The offering was oversubscribed by qualifying depositors of the Bank. Accordingly, qualifying depositors had valid orders filled in accordance with the allocation procedures and there were no remaining shares to be offered in a community offering.

3.              Fair Value of Assets and Liabilities

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with SFAS 157, the Company groups it financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  The three levels are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.  Currently, the Company does not have any items classified as Level 1.

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  The fair value of fixed maturity investments included in the Level 2 category were based on market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well established independent broker-dealers.  The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants.  The Level 2 categories include U.S. Government and government-sponsored enterprises, mortgage-backed securities, corporate bonds, foreign government bonds and municipal bonds.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement of the assets or liabilities and involve management judgment.  Level 3 assets or liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  The Level 3 categories include impaired consumer loans.

Assets measured at fair value on a recurring basis as of March 31, 2008:

				Balance at
				March 31,
	Level 1	Level 2	Level 3	2008
	(In thousands)

U.S. Government	$—	$2,031	$—	$2,031
Government-sponsored enterprises	—	179,686	—	179,686
Mortgage-backed	—	256,908	—	256,908
Municipal bonds	—	19,042	—	19,042
Other bonds	—	331	—	331
	$—	$457,998	$—	$457,998

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2008:

				Quarter Ended
				March 31,
	March 31, 2008			2008
				Total
	Level 1	Level 2	Level 3	Gains(Losses)
	(In thousands)

Other real estate owned	$—	$3,187	$—	$(808)
Loans	—	6,369	14	(186)
	$—	$9,556	$14	$(994)

The amount of other real estate owned represents the carrying value and related write-downs based on well established independent broker’s assessments of the current inventory of 1-4 family housing units in the market, costs to complete and the appraised value of the collateral.   The amount of loans in Level 2 represents the carrying value and related write-downs of impaired loans for which adjustments are based on appraised value of the collateral.  The amount of loans in Level 3 represents the carrying value and related write-downs of impaired consumer loans.  As the individual balances are small, the carrying amount of the loan has been reserved.

4.              Defined Benefit Pension Plan

Employee benefits are provided to employees through participation in the Savings Bank’s Employees Retirement Association’s Pension Plan (“SBERA Pension Plan”).  The benefits are interrelated with benefits provided under the 401(k) Plan and based on employee’s years of service and annual compensation, as defined in the SBERA Pension Plan.  Effective August 15, 2003, the Company curtailed the benefits under the Plan, and no additional employees were eligible to participate in the Plan.  Effective June 30, 2007, the Company voted to terminate the Plan.

The net pension expense for the Plan included the following components:

	Three Months
	Ended March 31,
	2008	2007
	(In thousands)

Interest cost	$—	$61
Expected return on plan assets	—	(66)
Settlement loss	—	77
Net pension expense	$—	$72

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2007, estimated benefits of $253,000 are payable in 2008.

5.     Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised), ‘‘Business Combinations’’, which replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.’’ This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008 and the adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses the changes in financial position and results of operation of the Company, and should be read in conjunction with both the unaudited consolidated interim financial statements and notes thereto, appearing in Part 1, Item 1 of this report.

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q.  In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses during the reported period. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned and the valuation of the deferred tax assets.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total Assets. Total assets increased by $131.3 million, or 9.1%, to $1.58 billion at March 31, 2008 from $1.45 billion at December 31, 2007. This increase was primarily due to an increase in loans and securities available for sale. The increase was funded by a significant increase in deposits during the quarter.

Cash and Cash Equivalents. Cash and cash equivalents increased by $13.8 million, or 20.9%, to $79.6 million at March 31, 2008 from $65.9 million at December 31, 2007, as some of the increase in deposits was partially invested in overnight investments for liquidity purposes.

Securities. The securities portfolio aggregated $458.0 million at March 31, 2008, an increase of $51.3 million, or 12.6%, from $406.7 million at December 31, 2007. This increase was due to the Company’s decision to take advantage of favorable yields available on mortgage-backed securities and municipal bonds. Within the portfolio, obligations of government-sponsored enterprises decreased by $41.1 million and mortgage-backed securities increased by $91.8, as the Company replaced some fixed-rate agency securities with adjustable-rate mortgage-backed securities.

At March 31, 2008 and December 31, 2007, our mortgage-backed securities (“MBS”) totaled 56.1% and 40.6%, respectively, of our investment portfolio and consisted of high quality rating pass-through securities that are directly insured or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.  The MBS portfolio is primarily backed by 1-4 family pools of mortgages that have loans with interest rates that are within a set range and have varying maturities.  None of our MBS have sub-prime residential mortgages or home equity loans as part of their underlying loan pools.  We target instruments with five to twelve year weighted average lives, with expected average life extensions up to a maximum of fifteen years in a rising rate environment.  In an effort to protect against a rising interest rate environment, we increased our concentration of adjustable-rate MBS in the investment portfolio from 15.44% at December 31, 2007 to 30.32% at March 31, 2008.  All our MBS were rated AAA at March 31, 2008 and December 31, 2007.   Although unforeseeable changes in market conditions may affect future ratings, management does not expect to downgrade any ratings in our current MBS portfolio.

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2008:
U.S. Government	$2,000	$31	$—	$2,031
Government-sponsored enterprises	174,887	4,799	—	179,686
Mortgage-backed	254,282	3,047	(421)	256,908
Municipal bonds	19,191	120	(269)	19,042
Other bonds	328	4	(1)	331
	$450,688	$8,001	$(691)	$457,998

December 31, 2007:
U.S. Government	$2,000	$21	$—	$2,021
Government-sponsored enterprises	217,929	3,010	(109)	220,830
Mortgage-backed	164,062	1,240	(211)	165,091
Municipal bonds	18,569	64	(191)	18,442
Other bonds	328	4	(1)	331
	$402,888	$4,339	$(512)	$406,715

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2008:
Mortgage-backed	$(402)	$68,191	$(19)	$1,722
Municipal bonds	(30)	4,374	(239)	6,376
Other bonds	—	—	(1)	224
	$(432)	$72,565	$(259)	$8,322

December 31, 2007:
Government-sponsored enterprises	$(1)	$256	$(108)	$21,392
Mortgage-backed	(118)	35,879	(93)	13,042
Municipal bonds	(160)	10,378	(31)	2,303
Other bonds	—	—	(1)	174
	$(279)	$46,513	$(233)	$36,911

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant more frequent evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has remained less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value.  At March 31, 2008 and December 31, 2007, the Company determined that the unrealized losses from debt securities are temporary in nature.

Net Loans. Net loans as of March 31, 2008 were $961.1 million, an increase of $61.7 million, or 6.9%, from net loan balances of $899.4 million as of December 31, 2007. The Company experienced significant growth in commercial and industrial (C&I) loan balances as a result of the addition of an asset-based lending group in the fourth quarter of 2007. For the first quarter of 2008, a decrease in Danverbank’s commercial real estate loan portfolio of $5.6 million was offset by an increase in C&I loans of $49.1 million.

The following table sets forth the composition of the loan portfolio at the dates indicated:

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
Construction	$123,987	12.7%	$108,638	11.9%
Residential	184,835	19.0	180,511	19.9
Commercial	228,859	23.6	234,425	25.8
Home equity	35,570	3.7	36,679	4.0
C&I	388,747	40.0	339,669	37.4
Consumer	9,737	1.0	9,564	1.0
Total loans	971,735	100.0%	909,486	100.0%
Allowance for loan losses	(9,443)		(9,096)
Net deferred loan fees	(946)		(989)
Loans, net	$961,346		$899,401

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Nonaccrual loans:
Real estate mortgages:
Construction	$3,789	$2,618
Residential	1,548	1,225
Commercial	—	—
Home equity	395	64
Total real estate mortgages	5,732	3,907
C&I	637	451
Consumer	14	29
Total	$6,383	$4,387

Total non-performing loans	$6,383	$4,387
Other real estate owned	3,187	3,513
Total non-performing assets	$9,570	$7,900
Total non-performing loans to total loans	0.66%	0.48%
Total non-performing loans to total assets	0.40%	0.30%
Total non-performing assets to total assets	0.61%	0.55%

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

	At or For the Three
	Months Ended March 31,
	2008	2007
	(Dollars in thousands)

Allowance balance at beginning of period	$9,096	$10,412
Provision for loan losses	600	75
Charge-offs:
Real estate mortgages:
Construction	—	—
Residential	85	5
Commercial	—	—
Home equity	3	1
Total real estate mortgages	88	6
C&I	156	56
Consumer	24	3
Total charge-offs	268	65
Recoveries:
Real estate mortgages:
Construction	—	—
Residential	8	—
Commercial	—	—
Home equity	—	—
Total real estate mortgages	8	—
C&I	—	18
Consumer	7	13
Total recoveries	15	31
Net charge-offs	253	34
Allowance balance at end of period	$9,443	$10,453

Total loans outstanding	$971,735	$864,968
Average loans outstanding	$927,932	$872,270

Allowance for loan losses as a percent of total loans outstanding	0.97%	1.21%
Net loans charged off as a percent of average loans outstanding (annualized)	0.11%	0.02%
Allowance for loan losses to non-performing loans	147.94%	238.27%

Deposits. The Company’s deposit growth remained strong through the first three months of 2008.  Total deposits increased by $122.1 million to $1,120.2 million at March 31, 2008, an increase of 12.2% from a balance of $998.1 million at December 31, 2007. The largest increase was experienced in the money market category, which increased by $115.4 million, and to a lesser extent in demand deposit accounts and savings and NOW accounts, which increased by $4.0 million and $6.7 million, respectively. The increases in these three deposit categories were partially offset by a reduction in the total term certificates of $4.0 million. The Company’s deposit activities have benefited from the current rate environment as some of the more aggressive local product promotions and pricing initiatives have subsided. The Company’s Rewards Checking (a retail checking product) and Snap Deposit (our commercial remote deposit capture initiative) product promotions continue to gain acceptance as well.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(In thousands)

Demand deposits	$128,055	11.4%	$124,040	12.4%
Savings and NOW accounts	178,017	15.9	171,353	17.2
Money market accounts	453,206	40.5	337,847	33.8
Total non-certificate accounts	759,278	67.8	633,240	63.4
Term certificates over $100,000	232,490	20.8	228,793	22.9
Other term certificates	128,454	11.4	136,115	13.7
Total certificate accounts	360,944	32.2	364,908	36.6
Total deposits	$1,120,222	100.0%	$998,148	100.0%

Borrowed Funds. The Company relies on borrowings from the Federal Home Loan Bank of Boston, or FHLBB, as an additional funding source as liquidity needs arise. The balance of these borrowings will fluctuate depending on the Company’s ability to attract deposits, coupled with the amount of loan demand in the market and other investment opportunities. Funds borrowed from the FHLBB increased by $14.2 million to $159.9 million at March 31, 2008, a 9.8% increase from a balance of $145.0 million at December 31, 2007. The Company chose to take advantage of the lower rate environment and fund some of the first quarter loan originations with some attractively priced FHLB advances.

The Company’s borrowings include securities sold under agreements to repurchase, which are contracts for the sale of securities owned by the Company with an agreement to repurchase those securities at an agreed upon price and date. The Company uses repurchase agreements as an alternative funding tool and as a means of offering some of our commercial deposit customers a commercial sweep checking product. As of March 31, 2008, the Company had outstanding $27.7 million in overnight repurchase agreements, an increase of $3.9 million or 16.4% from $23.8 million December 31, 2007.

Total Stockholders’ Equity. Total stockholders’ equity increased by $159.2 million to $232.7 million at March 31, 2008 from a balance of $73.5 million as of December 31, 2007. This increase in was due to the completion of our stock conversion that resulted in an addition to capital of $160.4 million. Stockholders’ equity was also augmented by a $2.0 million increase in the net unrealized gain on available for sale securities. The increase was offset by a net loss for the first three months of $3.3 million.

Comparison of Operating Results for the Three Ended March 31, 2008 and March 31, 2007

Net Income (loss). The Company recorded a net loss for the three months ended March 31, 2008 of $3.3 million, a decrease of $3.8 million from net income of $529,000 for the three months ended March 31, 2007. The net loss was due to two extraordinary and non-recurring items; a $6.9 million pretax charge related to the establishment of the Danversbank Charitable Foundation and a $3.7 million pretax charge related to the acceleration of the Bank’s phantom stock plan. The “change of control” provisions in the phantom stock plan triggered the accelerated payout.  Both charges are directly related to the Company’s stock conversion.

Net Interest Income. Net interest income for the three months ended March 31, 2008 increased to $10.5 million from $8.5 million for the three months ended March 31, 2007. Average interest-earning assets increased $221.7 million between the two periods. This increase of $2.0 million in net interest income resulted from a $2.7 million increase due to volume and a $665,000 decrease due to rate of interest-earning assets and interest-bearing liabilities. Our net interest margin was 3.01% for the three months ended March 31, 2008 compared to 2.91% for the three months ended March 31, 2007.

Interest and Dividend Income. Interest income increased $2.3 million, or 12.2%, to $21.2 million for the three months ended March 31, 2008 from $18.9 million for the three months ended March 31, 2007. The increase was primarily due to a higher balance of average interest-earning assets. Loans increased on average by $55.7 million between the two periods, along with an increase in the average balances of securities of $113.1 million and an increase in cash equivalents of $53.0 million. The average yield on loans decreased from 7.21% for the three months ended March 31, 2007 to 6.77% for the same period in 2008, and the overall yield on interest-earning assets decreased from 6.49% to 6.08% for the 2007 and 2008 periods, respectively. The overall decline in asset yields is directly related to the declining trend of the current interest rate environment.

Interest Expense. Interest expense for the three months ended March 31, 2008 increased by $269,000, or 2.6%, to $10.7 million compared to interest expense of $10.4 million for the three months ended March 31, 2007. Average interest-bearing liabilities increased by $71.1 million between the two periods and this resulted in a $602,000 increase in interest expense. A decrease of 19 basis points, or 4.8%, in the average cost of the Company’s interest-bearing liabilities resulted in a decrease in interest expense of $333,000. The overall rates on interest-bearing liabilities decreased from 3.98% to 3.79% for the 2007 and 2008 periods, respectively, and the average cost of deposits decreased from 3.76% for the three months ended March 31, 2007 to 3.56% for the same period in 2008. The overall decline in deposit and overall liability costs is directly related to the declining trend of the current rate environment.

Provision for Loan Losses. The Company records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The Company recorded $600,000 and $75,000 in loan loss provisions during the three months ended March 31, 2008 and 2007, respectively. Provisions in both periods were reflective of portfolio growth, change to the loan portfolio composition, an evaluation of the quality of the loan portfolio, and net charge offs, the difference between loan charge-offs net of recoveries on loans previously charged off. Net charge-offs were $253,000 and $34,000 for the three months ended March 31, 2008 and 2007, respectively.  At March 31, 2008, the allowance for loan losses totaled $9.4 million, or .97% of the loan portfolio, compared to $9.1 million, or 1.00%, of total loans at December 31, 2007.

Non-interest Income. Non-interest income for the three months ended March 31, 2008 increased by $1.0 million or 82.7% to $2.3 million, compared to $1.3 million for the three months ended March 31, 2007. This increase was attributable to a $788,000 increase in the gain on sales of securities, an increase of $102,000 in income on our bank-owned life insurance holdings, or BOLI and an increase in service charges on deposit accounts of $84,000.

Management chose to sell some fixed-rate investment securities and replace them with adjustable rate investments in an effort to protect against a rising interest rate environment. The increase in deposit account service charges was directly related to changes in the Company’s deposit account pricing matrix that were implemented in May of 2007. Developing reliable and stable sources of non-interest income to complement the Company’s primary lines of business has been an area of particular focus over the past twelve months.

Non-interest Expense. Non-interest expense had a significant increase of $12.7 million between the three months ended March 31, 2008 and 2007. The increase was primarily due to two extraordinary and non-recurring items; a $6.9 million pretax charge related to the establishment of the Danversbank Charitable Foundation and a $3.7 million pretax charge related to the acceleration of the Bank’s phantom stock plan. There was also a large increase in other real estate owned expense of $765,000, which relates to the housing subdivision that the Company foreclosed on in 2007. The increase was directly related to a write down in the value of the subdivision and was based on well established independent broker’s most recent assessment of the current inventory of 1-4 family housing units in the market and the costs to complete the project.

Income Taxes. The Company recorded an income tax benefit of $6.2 million for the three months ended March 31, 2008; a decrease of $6.4 million, compared to a $160,000 expense for the three months ended March 31, 2007. The effective tax rate for the three months period ended March 31, 2008 was 63.3 % compared to 23.2% for the same period in 2007. The increase is a result of the tax effect of the extraordinary charges the Company recorded in the first quarter of 2008.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis.  The Company does not accrue interest on loans on non-accrual status; however, the balance of these loans is included in the total average balance, which has the effect of lowering average loan yields.

	Three Months Ended
	March 31, 2008				March 31, 2007
	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$68,368		$528	3.11%	$15,343		$191	5.05%
Debt securities: (2)
U.S. Government	2,000		23	4.63	2,418		28	4.70
Government-sponsored enterprises	181,540		2,195	4.86	219,863		2,193	4.05
Mortgage-backed	196,370		2,569	5.26	55,220		734	5.39
Municipal bonds	18,592		189	4.09	7,707		77	4.05
Other	328		5	6.13	492		9	7.42
Equity securities	10,689		108	4.06	10,801		186	6.98
Real estate mortgages (3)	559,754		9,063	6.51	560,427		9,653	6.99
C&I loans (3)	311,801		5,782	7.46	262,211		5,200	8.04
IRBs (3)	47,019		583	4.99	39,312		472	4.87
Consumer loans (3)	9,358		192	8.25	10,320		193	7.58
Total interest-earning assets	1,405,819		21,237	6.08	1,184,114		18,936	6.49
Allowance for loan losses	(9,237)				(10,404)
Total earning assets less allowance for loan losses	1,396,582				1,173,710
Non-interest-earning assets	93,252				76,237
Total assets	$1,489,834				$1,249,947

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	$176,223		660	1.51	$158,352		260	0.67
Money market accounts	386,187		3,329	3.47	323,059		3,263	4.10
Term certificates (4)	371,088		4,273	4.63	366,923		4,352	4.81
Total deposits	933,498		8,262	3.56	848,334		7,875	3.76
Borrowed funds:
Short-term borrowings	26,834		121	1.81	34,023		169	2.01
Long-term debt	145,482		1,689	4.67	152,320		1,737	4.62
Subordinated debt	29,965		640	8.59	29,965		662	8.96
Total interest-bearing liabilities	1,135,779		10,712	3.79	1,064,642		10,443	3.98
Non-interest-bearing deposits	166,503				109,783
Other non-interest-bearing liabilities	6,120				9,939
Total non-interest-bearing liabilities	172,623				119,722
Total liabilities	1,308,402				1,184,364
Stockholders’ equity	181,432				65,583
Total liabilities and stockholders’ equity	$1,489,834				$1,249,947

Net interest income			$10,525				$8,493
Net interest rate spread (5)				2.29%				2.51%
Net interest-earning assets (6)	$270,040				$119,472
Net interest margin (7)				3.01%				2.91%
Ratio of interest-earning assets to total interest-bearing liabilities	1.24	x			1.11	x

(1)          Yields are annualized.

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

(6)          Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(7)          Net interest margin represents net interest income divided by average total interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of the Company’s interest-earning assets and interest-bearing liabilities.  Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances).

	Three Months Ended March 31, 2008 vs. 2007
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents	$660	$(323)	$337
Debt securities:(1)
U.S. Government	(5)	—	(5)
Government-sponsored enterprises	(382)	384	2
Mortgage-backed	1,876	(41)	1,835
Municipal bonds	109	3	112
Other	(3)	(1)	(4)
Equity securities	(2)	(76)	(78)
Real estate mortgages (2)	(12)	(578)	(590)
C&I loans (2)	983	(401)	582
IRBs (2)	93	18	111
Consumer loans (2)	(18)	17	(1)
Total interest-earning assets	3,299	(998)	2,301

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	29	371	400
Money market accounts	638	(572)	66
Term certificates (3)	49	(128)	(79)
Total Deposits	716	(329)	387
Borrowed funds:
Short-term borrowings	(36)	(12)	(48)
Long-term debt	(78)	30	(48)
Subordinated debt	—	(22)	(22)
Total interest-bearing liabilities	602	(333)	269

Increase (decrease) in net interest income	$2,697	$(665)	$2,032

(1)          Average balances are presented at average amortized cost.

(2)          Average loans include non-accrual loans and are net of average deferred loan fees/costs.

(3)          Term certificates include brokered and non-brokered certificates of deposit.

Liquidity and Capital Resources

The Company’s primary sources of funds are from deposits, amortization and repayment of loans and mortgage-backed securities, the sale or maturity of investment securities, advances from the FHLBB, repurchase agreements and cash flows generated by operations.  While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit flows and mortgage loan prepayments can be greatly influenced by interest rate trends, economic conditions and competition.  The Company maintains excess cash and short-term interest bearing assets with original maturities of less than 90 days that provide additional liquidity.

The company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and advances from the FHLBB, to fund other deposit withdrawals, to meet operating expenses and to invest in other interest-bearing assets.

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  At March 31, 2008, total loan commitments to extend credit amounted to $263 million, the majority expiring within one year or less.

At March 31, 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.  Prompt corrective action provisions are not applicable to bank holding companies.  At March 31, 2008, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios were 16.91%, 16.02% and 11.44%, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Exposure to market interest rate risk is managed by the Company through periodic evaluations of the current interest rate risk inherent in its rate-sensitive assets and liabilities, primarily deposits, borrowings, loans and investment securities, coupled with determinations of the level of risk considered appropriate given the Company’s capital and liquidity requirements, business strategy and performance objectives. Through such management, the Company seeks to manage the vulnerability of its net interest income to changes in interest rates.

The Asset/Liability Committee, or ALCO, chaired by the Chief Financial Officer and comprised of several members of senior management and selected members of the board of directors, is responsible for managing interest rate risk. On a quarterly basis, this committee reviews with the full board of directors its analysis of our exposure to interest rate risk, the effect subsequent changes in interest rates could have on the Company’s future net interest income, key interest rate risk strategies and other activities, and the effect of those strategies on the Company’s operating results. This committee is also actively involved in the Company’s planning and budgeting process as well as in determining pricing strategies for deposits and loans. Management is aided in these efforts by the use of an independent third party that convenes with management on a quarterly basis for a complete asset/liability analysis and review.

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

For March 31, 2008, we used a simulation model to project changes for three rising and three falling rate scenarios. This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario. In each of these instances, Federal Funds is used as the driving rate. The table below sets forth, as of March 31, 2008, the estimated changes in the Company’s net interest income that would result.

	Net Portfolio Value(2)			Net Interest Income
Change in Interest Rates	Estimated	Estimated Increase (Decrease)		Estimated Net Interest	Increase (Decrease) in Estimated Net Interest Income
(basis points)(1)	NPV	Amount	Percent	Income	Amount	Percent
	(Dollars in thousands)
+300bp	$177,791	$(51,171)	-22.3%	$45,410	$(4,462)	-8.9%
+200bp	199,588	(29,374)	-12.8%	48,175	(1,697)	-3.4%
+100bp	218,160	(10,802)	-4.7%	49,685	(187)	-0.4%
0bp	228,962	—	0.0%	49,872	—	0.0%
-100bp	231,962	3,000	1.3%	49,975	103	0.2%
-200bp	228,555	(407)	-0.2%	49,323	(549)	-1.1%
-300bp	228,961	(1)	0.0%	46,373	(3,499)	-7.0%

(1)            Assumes an instantaneous uniform change in interest rates at all maturities.

(2)            NPV is the discounted present value of expected cash flows from interest-earning assets, interest-bearing liabilities and off-balance sheet contracts.

The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans tied to the Prime lending rate, which are assumed to re-price immediately and to the same extent as the change in market rates, according to their contracted index. Conversely, we have various transaction account products that would not increase or decrease in the same increments or at the same speed. Money market accounts, as an example, are assumed to increase sooner and in larger increments than savings and NOW accounts.  These assumptions are based on our prior experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates. The model begins by disseminating data into appropriate repricing buckets. Assets and liabilities are then assigned a multiplier to simulate how much that particular balance sheet item will reprice when interest rates change. The final step is to simulate the timing effect of assets and liabilities with a month-by-month simulation to estimate the change in interest income and expense over the next 12 months.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points.   At March 31, 2008, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.  There are inherent shortcomings to income simulations, given the number and variety of assumptions that must be made in performing the analysis. The assumptions relied upon in making these calculations of interest rate sensitivity include the level of market interest rates, the shape of the yield curve, the degree to which certain assets and liabilities with similar attributes react to changes in market interest rates, and the degree to which non-maturity deposits, such as checking accounts, react to changes in market rates. Although the analysis shown above provides an indication of the Company’s sensitivity to interest rate changes at a point in time, these estimates are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and may differ from actual results.

Item 4.  Controls and Procedures

See Item 4T below.

Item 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s President and Chief Executive Officer, its Executive Vice President and Chief Operating Officer, its Senior Vice President and Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined under the Securities and Exchange Act of 1934 Rules 13a-15(e), as amended, (the “Exchange Act”).  Based upon their evaluation they have concluded that the Company’s disclosure controls and procedures, as for the end of the period covered by this report, were adequate and effective to provide reasonable assurance that the information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

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

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company or the Bank is not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that such proceedings are, in the aggregate, immaterial to our financial condition and results of operations.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors”, at pages 36-41 of the Company’s 2007 Annual Report on Form 10-K.  There has been no material change in the Company’s risk factors during the three months ended March 31, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description

2.1	Danvers Bancorp, Inc. Plan of Conversion*
3.1	Certificate of Incorporation of Danvers Bancorp, Inc.*
3.2	Bylaws of Danvers Bancorp, Inc.*
4.1	Form of Common Stock Certificate of Danvers Bancorp, Inc.*+
10.1	Amended and Restated Danversbank Supplemental Executive Retirement Plan dated as of April 11, 2008+
10.2	Supplemental Pension Agreement for L. Mark Panella*+
10.3	Phantom Stock Plan*+
10.4	Nonqualified Deferred Compensation Plan*+
10.5	Danversbank SBERA Pension Plan*+
10.6	Financial Advisory Agreement*
10.7	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and Kevin T. Bottomley*+
10.8	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and James J. McCarthy*+
10.9	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and L. Mark Panella*+
10.10	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and John J. O’Neil*+
10.11	Form of Change in Control Agreement*+
10.12	Form of Employee Stock Ownership Plan*+
10.13	Form of Employee Stock Ownership Restoration Plan*+
10.14	Form of Danvers Bancorp, Inc. Change in Control Severance Pay Plan*+
10.15	Form of Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan*+
14.1	Code of Ethics**
21.1	Subsidiaries of Registrant*
24.1	Power of Attorney (set forth on signature page)**
31.1	Section 302 Certification of President and Chief Executive Officer
31.2	Section 302 Certification of Executive Vice President and Chief Operating Officer
31.3	Section 302 Certification of Senior Vice President and Chief Financial Officer
32.1	Section 906 Certification of President and Chief Executive Officer
32.2	Section 906 Certification of Executive Vice President and Chief Operating Officer
32.3	Section 906 Certification of Senior Vice President and Chief Financial Officer

*	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 333-145875) and incorporated herin by reference.
**	Previously filed as an exhibit to the Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 Form 10-K (No. 001-33896) and incorporated herin by reference.
+	Represents mangement contract or compensatory plan or agreement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danvers Bancorp, Inc.

Date: May 15, 2008	By:	/s/	Kevin T. Bottomley
Kevin T. Bottomley
President and Chief Executive Officer

Date: May 15, 2008	By:	/s/	James J. McCarthy
James J. McCarthy
Executive Vice President and Chief Operating Officer

Date: May 15, 2008	By:	/s/	L. Mark Panella
L. Mark Panella
Senior Vice President and Chief Financial Officer