Form 10-Q
period 2008-06-30
Danvers Bancorp, Inc.
filed 2008-08-14
CIK 1410703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number: 001-33896

DANVERS BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3445675
(State or Other Jurisdiction of	(I.R.S Employer
Incorporation of Organization)	Identification No.)

One Conant Street, Danvers, Massachusetts	01923
(Address of Principal Executive Officers)	(Zip Code)

(978) 777-2200

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Shares outstanding of the registrant’s common stock, $0.01 par value, at August 14, 2008: 17,842,500

DANVERS BANCORP, INC.

DANVERS BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
Cash and cash equivalents	$66,028	$65,862
Securities available for sale	363,946	406,715
Loans held for sale	224	—
Loans	1,000,156	908,497
Less allowance for loan losses	(10,320)	(9,096)
Loans, net	989,836	899,401

Federal Home Loan Bank stock, at cost	10,870	10,021
Premises and equipment, net	22,366	19,706
Bank-owned life insurance	24,265	23,665
Other real estate owned	2,728	3,513
Accrued interest receivable	6,665	6,862
Deferred tax asset, net	6,492	5,908
Other assets	13,931	6,650
	$1,507,351	$1,448,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$128,663	$124,040
Savings and NOW accounts	182,518	171,353
Money market accounts	405,815	337,847
Term certificates over $100,000	200,874	228,793
Other term certificates	125,403	136,115
Total deposits	1,043,273	998,148
Stock subscriptions	—	162,859
Short-term borrowings	30,053	23,800
Long-term debt	164,505	145,042
Subordinated debt	29,965	29,965
Accrued expenses and other liabilities	10,325	14,993
Total liabilities	1,278,121	1,374,807
Stockholders’ equity:
Preferred stock; $0.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized; 17,842,500 and 0 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	178	—
Additional paid-in capital	174,420	—
Retained earnings	68,499	71,213
Accumulated other comprehensive income	110	2,283
Unearned compensation - ESOP, 1,397,663 shares and 0 shares at June 30, 2008 and December 31, 2007, respectively	(13,977)	—
Total stockholders’ equity	229,230	73,496
	$1,507,351	$1,448,303

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$15,798	$16,236	$31,418	$31,754
Interest on debt securities:
Taxable	4,888	3,184	9,680	6,148
Non-taxable	194	138	383	215
Dividends on equity securities	102	175	210	361
Interest on cash equivalents	155	67	683	258
Total interest and dividend income	21,137	19,800	42,374	38,736

Interest expense:
Interest on deposits:
Savings and NOW accounts	551	345	1,211	605
Money market accounts	2,695	3,347	6,024	6,610
Term certificates	3,321	4,146	7,594	8,498
Interest on short-term borrowings	198	250	319	419
Interest on long-term debt and subordinated debt	2,283	2,354	4,612	4,753
Total interest expense	9,048	10,442	19,760	20,885
Net interest income	12,089	9,358	22,614	17,851
Provision for loan losses	1,075	150	1,675	225
Net interest income, after provision for loan losses	11,014	9,208	20,939	17,626

Non-interest income:
Service charges on deposits	656	669	1,286	1,215
Loan servicing fees	52	63	111	129
Gain on sales of loans	35	82	96	173
Net gain (loss) on sales of securities	141	—	913	(16)
Net increase in cash surrender value of bank-owned life insurance	241	188	600	445
Other operating income	510	389	914	696
Total non-interest income	1,635	1,391	3,920	2,642

Non-interest expenses:
Salaries and employee benefits	5,604	5,290	15,640	10,733
Occupancy	1,185	1,084	2,495	2,174
Equipment	794	710	1,547	1,360
Outside services	269	140	551	273
Contribution to the Danversbank Charitable Foundation	—	—	6,850	—
Other real estate owned expense	892	—	1,686	—
Other operating expense	1,992	1,696	3,624	3,360
Total non-interest expenses	10,736	8,920	32,393	17,900
Income (loss) before income taxes	1,913	1,679	(7,534)	2,368
Provision (benefit) for income taxes	1,371	328	(4,820)	488
Net income (loss)	$542	$1,351	$(2,714)	$1,880

Weighted-average shares outstanding:
Basic	16,433,139	N/A	N/A	N/A
Diluted	16,433,139	N/A	N/A	N/A

Earnings per share:
Basic	$0.03	N/A	N/A	N/A
Diluted	$0.03	N/A	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Unearned	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Equity
	(Dollars in thousands)

Balance at December 31, 2006	—	$—	$—	$66,859	$(1,780)	$—	$65,079
Comprehensive income:
Net income	—	—	—	1,880	—	—	1,880
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(1,056)	—	(1,056)
Change in fair value and amortization of derivative used for cash flow hedge, net of tax effect	—	—	—	—	(31)	—	(31)
Total comprehensive income							793
Balance at June 30, 2007	—	$—	$—	$68,739	$(2,867)	$—	$65,872

Balance at December 31, 2007	—	$—	$—	$71,213	$2,283	$—	$73,496
Comprehensive loss:
Net loss	—	—	—	(2,714)	—	—	(2,714)
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(2,172)	—	(2,172)
Change in fair value and amortization of derivative used for cash flow hedge, net of tax effect	—	—	—	—	(1)	—	(1)
Total comprehensive loss							(4,887)
Issuance of common stock for initial public offering, net of expenses of $3,850	17,192,500	172	167,902	—	—	—	168,074
Issuance of common stock to the Danversbank Charitable Foundation	650,000	6	6,494	—	—	—	6,500
Stock purchased by ESOP	—	—	—	—	—	(14,274)	(14,274)
Common stock held by ESOP committed to be released (29,737 shares)	—	—	24	—	—	297	321
Balance at June 30, 2008	17,842,500	$178	$174,420	$68,499	$110	$(13,977)	$229,230

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(2,714)	$1,880
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	1,675	225
Writedown of other real estate owned	1,387	—
Depreciation and amortization	1,809	1,640
Amortization of net deferred loan fees and costs	(271)	(434)
Deferred tax provision (benefit)	911	(380)
Amortization of core deposit intangible and servicing rights	107	116
ESOP expense	321	—
Amortization (accretion) of securities, net	102	(18)
Net (gain) loss on sales of securities	(913)	16
Loans originated for sale	(5,835)	(8,725)
Proceeds from sale of loans originated for sale	5,611	9,141
Issuance of common stock to Danversbank Charitable Foundation	6,500	—
Changes in other assets and liabilities:
Accrued interest receivable	197	116
Other assets and bank-owned life insurance	(7,992)	(587)
Accrued expenses and other liabilities	(4,668)	(3,378)
Net cash used in operating activities	(3,773)	(388)
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	102,157	85
Maturities, prepayments and calls	112,382	98,225
Purchases	(174,623)	(134,711)
Redemption (purchase) of Federal Home Loan Bank stock	(849)	921
Funds advanced on other real estate owned	(602)	—
Net loans (originations) payments	(91,839)	20,626
Purchase of premises and equipment	(4,469)	(3,256)
Net cash used in investing activities	(57,843)	(18,110)

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Term certificates	$(38,631)	$(37,703)
Other deposits	83,756	56,307
Short-term borrowings	6,253	2,149
Stock subscriptions	(162,859)	—
Activity in long-term debt:
Proceeds from advances	25,000	5,200
Payment of advances	(5,537)	(23,089)
Net proceeds from issuance of common stock	168,074	—
Acquisition of common stock by ESOP	(14,274)	—
Net cash provided by financing activities	61,782	2,864
Change in cash and cash equivalents	166	(15,634)
Cash and cash equivalents at beginning of period	65,862	45,120
Cash and cash equivalents at end of period	$66,028	$29,486

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,084	$22,047
Income taxes	1,151	919

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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the reporting interim periods have been included.  The consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s most recent Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2007.  The results of operation for the six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be obtained for a full year.

2.              Fair Value of Assets and Liabilities

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles and the Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  The three levels are defined as follows:

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

Assets measured at fair value on a recurring basis as of June 30, 2008:

				Balance at
				June 30,
	Level 1	Level 2	Level 3	2008
	(In thousands)

U.S. Government	$—	$2,027	$—	$2,027
Government-sponsored enterprises	—	158,589	—	158,589
Mortgage-backed	—	184,457	—	184,457
Municipal bonds	—	18,624	—	18,624
Other bonds	—	249	—	249
	$—	$363,946	$—	$363,946

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2008:

				Quarter Ended
				June 30,
				2008
	June 30, 2008			Total
	Level 1	Level 2	Level 3	Gains(Losses)
	(In thousands)

Other real estate owned	$—	$2,728	$—	$(579)
Loans	—	7,998	22	(75)
	$—	$10,726	$22	$(654)

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

3.              Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period.

For the quarter ended June 30, 2008, there were no potentially dilutive common stock equivalents.  Earnings per share are not applicable for periods prior to June 30, 2008 as the Company did not issue stock until January 11, 2008.  Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

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

The net pension expense for the Plan included the following components:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Interest cost	$—	$103	$—	$164
Expected return on plan assets	—	(111)	—	(177)
Actuarial Loss		(87)		(10)
Net pension (benefit) expense	$—	$(95)	$—	$(23)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2007, estimated benefits of $253,000 are payable in 2008.

5.              Dividend Declared

On July 28, 2008, the Company declared quarterly cash dividend on its common stock of $.02 per share. The dividend will be paid on or after August 22, 2008 to shareholders of record as of August 8, 2008.

6.              Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised), ‘‘Business Combinations’’, which replaces SFAS No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.’’ This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008 and the adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, which changes the disclosure requirements for derivative instruments and hedging activities.  This Statement is intended to enhance the current disclosure framework in SFAS No. 133.  The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  This Statement is effective for the Company’s consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total Assets. Total assets increased by $59.0 million, or 4.1%, to $1.51 billion at June 30, 2008 from $1.45 billion at December 31, 2007. This increase was primarily due to an increase in loans, which was partially offset by a decrease in securities available for sale. The overall increase in the Company’s assets was funded primarily with an increase in deposits and to a lesser extent a combination of short and long-term borrowings.

Cash and Cash Equivalents. Cash and cash equivalents increased slightly by $166,000, or 0.3%, to $66.0 million at June 30, 2008 from $65.9 million at December 31, 2007.

Securities. The securities portfolio aggregated $363.9 million at June 30, 2008, a decrease of $42.8 million, or 10.5%, from $406.7 million at December 31, 2007. As a result of the excellent credit opportunities that continue to present themselves to the Company, we sold some securities from the investment portfolio and used the proceeds to fund our loan growth. Within the portfolio, obligations of government-sponsored enterprises decreased by $62.2 million and mortgage-backed securities increased by $19.4 million, as the Company also replaced some fixed-rate agency securities with adjustable-rate mortgage-backed securities.

At June 30, 2008 and December 31, 2007, our mortgage-backed securities (“MBS”) totaled 50.7% and 40.6%, respectively, of our investment portfolio and consisted of high quality rated pass-through securities that are directly insured or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.  The MBS portfolio is primarily backed by 1-4 family pools of mortgages that have loans with interest rates that are within a set range and have varying maturities.  None of our MBS are privately issued or have sub-prime residential mortgages or home equity loans as part of their underlying loan pools.  We target instruments with five to twelve year weighted average lives, with expected average life extensions up to a maximum of fifteen years in a rising rate environment.  In an effort to protect against a rising interest rate environment, we increased our concentration of adjustable-rate MBS in the investment portfolio from 15.4% at December 31, 2007 to 32.7% at June 30, 2008.  All our MBS were rated AAA at June 30, 2008 and December 31, 2007.   Although unforeseeable changes in market conditions may affect future ratings, management does not expect to downgrade any ratings in our current MBS portfolio.

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2008:
U.S. Government	$2,016	$13	$(2)	$2,027
Government-sponsored enterprises	157,343	1,581	(335)	158,589
Mortgage-backed	184,987	846	(1,376)	184,457
Municipal bonds	19,187	16	(579)	18,624
Other bonds	250	—	(1)	249
	$363,783	$2,456	$(2,293)	$363,946

December 31, 2007:
U.S. Government	$2,000	$21	$—	$2,021
Government-sponsored enterprises	217,929	3,010	(109)	220,830
Mortgage-backed	164,062	1,240	(211)	165,091
Municipal bonds	18,569	64	(191)	18,442
Other bonds	328	4	(1)	331
	$402,888	$4,339	$(512)	$406,715

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2008:
U.S Government	$2	$1,013	$—	$—
Government-sponsored enterprises	335	48,706	—	—
Mortgage-backed	1,349	99,469	27	1,036
Municipal bonds	143	7,336	436	9,106
Other bonds	—	—	1	99
	$1,829	$156,524	$464	$10,241

December 31, 2007:
Government-sponsored enterprises	$1	$256	$108	$21,392
Mortgage-backed	118	35,879	93	13,042
Municipal bonds	160	10,378	31	2,303
Other bonds	—	—	1	174
	$279	$46,513	$233	$36,911

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant more frequent evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has remained less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value.  At June 30, 2008 and December 31, 2007, the Company determined that the unrealized losses from debt securities are temporary in nature.

Net Loans. Net loans as of June 30, 2008 were $989.8 million, an increase of $90.4 million, or 10.1%, from net loan balances of $899.4 million as of December 31, 2007. The Company continued to experience significant growth in commercial and industrial (C&I) loan balances. For the first half of 2008, a decrease in the Company’s permanent commercial real estate loan portfolio of $7.1 million was offset by increases in C&I, construction and residential loans of $77.6 million, $13.6 million and $8.2 million, respectively.

The following table sets forth the composition of the loan portfolio at the dates indicated:

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
Construction	$122,189	12.2%	$108,638	11.9%
Residential	188,716	18.9	180,511	19.9
Commercial	227,367	22.7	234,425	25.8
Home equity	36,233	3.6	36,679	4.0
C&I	417,299	41.7	339,669	37.4
Consumer	9,378	0.9	9,564	1.0
Total loans	1,001,182	100.0%	909,486	100.0%
Allowance for loan losses	(10,320)		(9,096)
Net deferred loan fees	(1,026)		(989)
Loans, net	$989,836		$899,401

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Nonaccrual loans:
Real estate mortgages:
Construction	$3,561	$2,618
Residential	2,547	1,225
Commercial	910	—
Home equity	385	64
Total real estate mortgages	7,403	3,907
C&I	595	451
Consumer	22	29
Total	$8,020	$4,387

Total non-performing loans	$8,020	$4,387
Other real estate owned	2,728	3,513
Total non-performing assets	$10,748	$7,900
Total non-performing loans to total loans	0.80%	0.48%
Total non-performing loans to total assets	0.53%	0.30%
Total non-performing assets to total assets	0.71%	0.55%

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

	At or For the Three		At or For the Six
	Months Ended June 30,		Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)

Allowance balance at beginning of period	$9,443	$10,453	$9,096	$10,412
Provision for loan losses	1,075	150	1,675	225
Charge-offs:
Real estate mortgages:
Construction	—	—	—	—
Residential	—	—	85	5
Commercial	—	—	—	—
Home equity	11	—	14	1
Total real estate mortgages	11	—	99	6
C&I	115	243	271	299
Consumer	74	17	98	20
Total charge-offs	200	260	468	325
Recoveries:
Real estate mortgages:
Construction	—	—	—	—
Residential	—	—	8	—
Commercial	—	—	—	—
Home equity	—	1	—	1
Total real estate mortgages	—	1	8	1
C&I	—	—	—	18
Consumer	2	15	9	28
Total recoveries	2	16	17	47
Net charge-offs	198	244	451	278
Allowance balance at end of period	$10,320	$10,359	$10,320	$10,359

Total loans outstanding	$1,001,182	$862,004	$1,001,182	$862,004
Average loans outstanding	$983,556	$872,691	$955,683	$862,472

Allowance for loan losses as a percent of total loans outstanding	1.03%	1.20%	1.03%	1.20%
Net loans charged off as a percent of average loans outstanding (annualized)	0.08%	0.11%	0.09%	0.06%
Allowance for loan losses to non- performing loans	128.68%	197.80%	128.68%	197.80%

Deposits. The Company’s deposit growth remained strong through the first six months of 2008.  Total deposits increased by $45.1 million to $1,043.3 million at June 30, 2008, an increase of 4.5% from a balance of $998.1 million at December 31, 2007. The largest increase was experienced in the money market category, which increased by $68.0 million, and to a lesser extent in demand deposit accounts and savings and NOW accounts, which increased by $4.6 million and $11.2 million, respectively. The increases in these three deposit categories were partially offset by a reduction in the total term certificates of $38.6 million. The Company’s deposit activities have benefited from the current rate environment as some of the more aggressive local product promotions and pricing initiatives have subsided. The Company’s Rewards Checking (a retail checking product) and Snap Deposit (our commercial remote deposit capture initiative) promotions continue to gain acceptance as well.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand deposits	$128,663	12.3%	$124,040	12.4%
Savings and NOW accounts	182,518	17.5	171,353	17.2
Money market accounts	405,815	38.9	337,847	33.8
Total non-certificate accounts	716,996	68.7	633,240	63.4
Term certificates over $100,000	200,874	19.3	228,793	22.9
Other term certificates	125,403	12.0	136,115	13.7
Total certificate accounts	326,277	31.3	364,908	36.6
Total deposits	$1,043,273	100.0%	$998,148	100.0%

Borrowed Funds. The Company relies on borrowings from the Federal Home Loan Bank of Boston, or FHLBB, as an additional funding source as liquidity needs arise. The balance of these borrowings will fluctuate depending on the Company’s ability to attract deposits, coupled with the amount of loan demand in the market and other investment opportunities. Funds borrowed from the FHLBB increased by $19.5 million to $164.5 million at June 30, 2008, a 13.4% increase from a balance of $145.0 million at December 31, 2007. The Company chose to take advantage of the lower rate environment and fund some of the loan originations with attractively priced FHLBB advances.

The Company’s borrowings include securities sold under agreements to repurchase, which are contracts for the sale of securities owned by the Company with an agreement to repurchase those securities at an agreed upon price and date. The Company uses repurchase agreements as an alternative funding tool and as a means of offering commercial deposit customers a commercial sweep checking product. As of June 30, 2008, the Company had $30.1 million outstanding in overnight repurchase agreements, an increase of $6.3 million or 26.3% from $23.8 million December 31, 2007.

Total Stockholders’ Equity. Total stockholders’ equity increased by $155.7 million to $229.2 million at June 30, 2008 from a balance of $73.5 million as of December 31, 2007. This increase was due to the completion of our stock conversion that resulted in an addition to capital of $174.5 million. Stockholders’ equity was reduced by $13.9 million in unallocated common shares held by the Employee Stock Ownership Plan, a $2.2 million decrease in the net unrealized gain on available for sale securities and a net loss for the first six months of $2.7 million.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2008 and 2007

Net Income (loss). The Company recorded net income for the three months ended June 30, 2008 of $542,000, a decrease of $809,000 from net income of $1.4 million for the three months ended June 30, 2007. The decrease was due to higher provision for loan losses and other real estate owned expense. The Company reported a net loss for the six months ended June 30, 2008 of $2.7 million, a decrease of $4.6 million from net income of $1.9 million for the same period in 2007.  The net loss was primarily due to two extraordinary and non-recurring items; a $6.9 million pretax charge related to the establishment of the Danversbank Charitable Foundation and a $3.7 million pretax charge related to the acceleration of the Bank’s phantom stock plan. The “change of control” provisions in the phantom stock plan triggered the accelerated payout.  Both charges are directly related to the Company’s stock conversion.  In addition, higher than anticipated provision for loan losses and foreclosure expense contributed to the net loss for the same period in 2008.

Net Interest Income. Net interest income for the three months ended June 30, 2008 increased to $12.1 million from $9.4 million for the three months ended June 30, 2007. The increase was directly related to an increase in volume.  Average interest-earning assets increased $255.7 million between the two periods.  This increase of $2.7 million or 29.2% in net interest income was the combination of a $3.2 million increase due to volume and a $427,000 decrease due to rate.  The Company’s net interest margin was 3.38% for the three months ended June 30, 2008 compared to 3.18% for the three months ended June 30, 2007.  The improved margins were related to the capital infusion as a result of the conversion.

Net interest income for the six months ended June 30, 2008 increased to $22.6 million from $17.9 million for the six months ended June 30, 2007. Average interest-earning assets increased $252.1 million between the two periods.  This increase of $4.8 million in net interest income resulted from a $6.2 million increase due to volume and a $1.4 million decrease due to the rates on our interest-earning assets and interest-bearing liabilities.  Our net interest margin was 3.19% for the six months ended June 30, 2008 compared to 3.08% for the six months ended June 30, 2007.  While the Company continues to see opportunities to lower its overall funding costs, the margin improvement for the first six months is attributable to the aforementioned capital infusion.

Interest and Dividend Income. Interest income increased $1.3 million, or 6.8%, to $21.1 million for the three months ended June 30, 2008 from $19.8 million for the three months ended June 30, 2007. The increase was primarily due to a higher average balance of our interest-earning assets, offset by a decrease in yield.  In particular, average loans increased by $110.9 million between the two periods.  The Company also experienced an increase in the average balances of securities of $128.9 million and cash equivalents of $16.0 million. The average yield on loans decreased from 7.46% for the three months ended June 30, 2007 to 6.44% for the same period in 2008, and the overall yield on interest-earning assets decreased from 6.73% to 5.90% for the 2007 and 2008 periods, respectively.  The overall decline in asset yields is directly related to the downward trend of the current interest rate environment.

Interest income increased $3.6 million, or 9.4%, to $42.4 million for the six months ended June 30, 2008 from $38.7 million for the six months ended June 30, 2007.  The increase was primarily due to a higher balance of average interest-earning assets. Loans, securities and cash equivalents increased on average by $93.2 million,  $123.4 million and $35.4 million, respectively between the two periods.  The average yield on loans decreased from 7.42% for the six months ended June 30, 2007 to 6.59% for the same period in 2008 and the overall yield on interest-earning assets decreased from 6.69% to 5.97% for the 2007 and 2008 periods, respectively.  Despite a significant increase in the Company’s Commercial and Industrial lending activities and the transition of a segment of the securities portfolio into loan originations, the overall decline in asset yields is the byproduct of the declining trend of the current interest rate environment.

Interest Expense. Interest expense for the three months ended June 30, 2008 decreased by $1.4 million, or 13.3%, to $9.0 million compared to interest expense of $10.4 million for the three months ended June 30, 2007.  Average interest-bearing liabilities increased by $114.8 million between the two periods and resulted in a $1.0 million increase in interest expense. A decrease of 87 basis points, or 21.9%, in the average cost of the Company’s interest-bearing liabilities resulted in a decrease in interest expense of $2.4 million. The overall rates on interest-bearing liabilities decreased from 3.97% to 3.10% for the 2007 and 2008 periods, respectively, and the average cost of deposits decreased from 3.76% for the three months ended June 30, 2007 to 2.82% for the same period in 2008. The decline in deposit and other interest-bearing liability costs relates to the overall decline in interest rates during the period.

Interest expense for the six months ended June 30, 2008 decreased by $1.1 million, or 5.4%, to $19.8 million compared to interest expense of $20.9 million for the six months ended June 30, 2007. Average interest-bearing liabilities increased by $104.7 million between the two periods and this resulted in a $1.9 million increase in interest expense. A decrease of 59 basis points, or 14.8%, in the average cost of the Company’s interest-bearing liabilities resulted in a decrease in interest expense of $3.0 million. The overall rates on interest-bearing liabilities decreased from 4.02% to 3.43% for the 2007 and 2008 periods, respectively, and the average cost of deposits decreased from 3.81% for the six months ended June 30, 2007 to 3.18% for the same period in 2008. The overall decrease in deposit and interest-bearing liability costs is a byproduct of the current rate environment.

Provision for Loan Losses. The Company records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The Company recorded provision expense of $1.1 million and $150,000 during the three months ended June 30, 2008 and 2007, respectively. The Company recorded $1.7 million and $225,000 in provision expense during the six months ended June 30, 2008 and 2007, respectively. Provisions in all periods are reflective of portfolio growth, changes to the loan portfolio composition, an evaluation of the quality of the loan portfolio, and net charge offs, the difference between loan charge-offs net of recoveries on loans previously charged off. In particular, the Company’s loan portfolio increased by more than $90 million during the first six months of 2008.  Net charge-offs were $198,000 and $244,000 for the three months ended June 30, 2008 and 2007, respectively and $451,000 and $279,000 for the six months ended June 30, 2008 and 2007, respectively.  At June 30, 2008, the allowance for loan losses totaled $10.3 million, or 1.03% of the loan portfolio.

Non-interest Income. Non-interest income for the three months ended June 30, 2008 increased by $244,000 or 17.5% to $1.6 million, compared to $1.4 million for the three months ended June 30, 2007. This increase was primarily the result of gains on the sale of securities totaling $141,000 and an increase of $105,000 in loan swap fee income.

Non-interest income for the six months ended June 30, 2008 increased by $1.3 million or 48.4% to $3.9 million, compared to $2.6 million for the six months ended June 30, 2007. This increase was attributable to gains on sales of securities, income on our bank-owned life insurance holdings, or BOLI and loan swap fee income of $929,000, $155,000 and $105,000, respectively.  During the first six months, management chose to sell some fixed-rate investment securities and replace them with adjustable-rate investments in an effort to protect the portfolio against a rising interest rate environment. While the Company has experienced some success at increasing its non-interest revenues to varying degrees and across a variety of categories, developing reliable and stable sources of non-interest income to complement the Company’s primary lines of business continues to be an area of focus.

Non-interest Expense. Non-interest expense increased $1.8 million, or 20.4%, for the second quarter of 2008 when compared to the same period of 2007. The most significant factor contributing to this increase was an increase in other real estate owned expense of $892,000.  The largest component of this line item was a $579,000 write-down of a residential subdivision being held in Other Real Estate Owned. The Company also experienced increases in salaries and benefits, outside services and occupancy of $314,000, $129,000 and $101,000, during the period.  The increases are commensurate with the overall growth of the franchise.

Non-interest expense increased by $14.5 million between the six months ended June 30, 2008 and 2007. The increase was primarily due to two extraordinary and non-recurring items; a $6.9 million pretax charge related to the establishment of the Danversbank Charitable Foundation and a $3.7 million pretax charge related to the acceleration of the Bank’s phantom stock plan. There was also a large increase in other real estate owned expense of $1.7 million, which relates to the aforementioned housing subdivision that the Company foreclosed on in 2007. The charges taken against this project relate to write-downs in the carrying value of the property and the estimated costs to complete the project and are based on well-established independent market assessments of the current inventory of 1-4 family housing units in the Company’s primary lending area.

Income Taxes. The Company recorded an income tax expense of $1.4 million for the three months ended June 30, 2008; an increase of $1.0 million when compared to a $328,000 expense for the three months ended June 30, 2007. The effective tax rate for the three months period ended June 30, 2008 was 71.7 % compared to 19.5% for the same period in 2007.

The Company recorded an income tax benefit of $4.8 million for the six months ended June 30, 2008; a decrease of $5.3 million, compared to a $488,000 expense for the six months ended June 30, 2007. The effective tax rate for the six months period ended June 30, 2008 was 64.0% compared to 20.6% for the same period in 2007.

The increase for the three and six month periods relates to the cumulative tax effect of the extraordinary charges that the Company recorded during the first quarter of 2008, specifically, relating to permanent tax benefits as a percentage of book income/loss.

On July 3, 2008, the state of Massachusetts enacted a law that included reducing the tax rate on net income applicable to financial institutions.  The rate drops from the current rate of 10.5% to 10.0% for tax years beginning on January 1, 2010, 9.5% for tax years beginning on or after January 1, 2011, and to 9.0% for tax years beginning on or after January 1, 2012 and thereafter.  The Company continues to analyze the impact of this law and, as a result of revaluing its net deferred tax asset, we estimate the impact to be additional tax expense of approximately $200,000.  This charge is expected to be recognized during the third quarter of 2008.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis.  The Company does not accrue interest on loans on non-accrual status; however, the balance of these loans is included in the total average balance, which has the effect of lowering average loan yields.

	Three Months Ended
	June 30, 2008				June 30, 2007
	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$19,933		$155	3.11%	$3,910		$67	6.85%
Debt securities: (2)
U.S. Government	2,083		22	4.22	2,941		34	4.62
Government-sponsored enterprises	174,698		2,112	4.84	190,416		2,094	4.40
Mortgage-backed	221,759		2,750	4.96	82,478		1,054	5.11
Municipal bonds	19,068		194	4.07	13,755		138	4.01
Other	307		4	5.21	354		2	2.26
Equity securities	11,366		102	3.59	10,476		175	6.68
Real estate mortgages (3)	571,348		9,035	6.33	562,309		10,094	7.18
C&I loans (3)	351,522		5,952	6.77	257,354		5,417	8.42
IRBs (3)	51,247		622	4.85	42,855		525	4.90
Consumer loans (3)	9,439		189	8.01	10,173		200	7.86
Total interest-earning assets	1,432,770		21,137	5.90	1,177,021		19,800	6.73
Allowance for loan losses	(9,720)				(10,445)
Total earning assets less allowance for loan losses	1,423,050				1,166,576
Non-interest-earning assets	101,510				78,374
Total assets	$1,524,560				$1,244,950

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	$182,872		551	1.21	$166,423		345	0.83
Money market accounts	418,972		2,695	2.57	325,156		3,347	4.12
Term certificates (4)	330,434		3,321	4.02	343,353		4,146	4.83
Total deposits	932,278		6,567	2.82	834,932		7,838	3.76
Borrowed funds:
Short-term borrowings	45,449		198	1.74	39,954		250	2.50
Long-term debt	159,628		1,745	4.37	147,698		1,692	4.58
Subordinated debt	29,965		538	7.18	29,965		662	8.84
Total interest-bearing liabilities	1,167,320		9,048	3.10	1,052,549		10,442	3.97
Non-interest-bearing deposits	125,416				117,449
Other non-interest-bearing liabilities	393				8,545
Total non-interest-bearing liabilities	125,809				125,994
Total liabilities	1,293,129				1,178,543
Stockholders’ equity	231,431				66,407
Total liabilities and stockholders’ equity	$1,524,560				$1,244,950

Net interest income			$12,089				$9,358
Net interest rate spread (5)				2.80%				2.76%
Net interest-earning assets (6)	$265,450				$124,472
Net interest margin (7)				3.38%				3.18%
Ratio of interest-earning assets to total interest-bearing liabilities	1.23	x			1.12	x

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

(6)          Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(7)          Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended
	June 30, 2008				June 30, 2007
	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$44,142		$683	3.09%	$8,721		$258	5.97%
Debt securities: (2)
U.S. Government	2,042		45	4.41	2,685		62	4.66
Government-sponsored enterprises	178,128		4,307	4.84	204,734		4,287	4.22
Mortgage-backed	209,039		5,319	5.09	66,881		1,788	5.39
Municipal bonds	18,831		383	4.07	10,756		215	4.03
Other	317		9	5.68	390		11	5.69
Equity securities	11,029		210	3.81	10,492		361	6.94
Real estate mortgages (3)	565,553		18,098	6.40	551,383		19,747	7.22
C&I loans (3)	331,587		11,734	7.08	259,794		10,617	8.24
IRBs (3)	49,145		1,205	4.90	41,120		997	4.89
Consumer loans (3)	9,398		381	8.11	10,175		393	7.79
Total interest-earning assets	1,419,211		42,374	5.97	1,167,131		38,736	6.69
Allowance for loan losses	(9,478)				(10,383)
Total earning assets less allowance for loan losses	1,409,733				1,156,748
Non-interest-earning assets	97,477				76,178
Total assets	$1,507,210				$1,232,926

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	$179,542		1,211	1.35	$161,281		605	0.76
Money market accounts	402,571		6,024	2.99	319,515		6,610	4.17
Term certificates (4)	350,738		7,594	4.33	350,183		8,498	4.89
Total deposits	932,851		14,829	3.18	830,979		15,713	3.81
Borrowed funds:
Short-term borrowings	36,163		319	1.76	36,242		419	2.33
Long-term debt	152,534		3,434	4.50	149,620		3,429	4.62
Subordinated debt	29,965		1,178	7.86	29,965		1,324	8.91
Total interest-bearing liabilities	1,151,513		19,760	3.43	1,046,806		20,885	4.02
Non-interest-bearing deposits	145,999				112,412
Other non-interest-bearing liabilities	3,260				9,023
Total non-interest-bearing liabilities	149,259				121,435
Total liabilities	1,300,772				1,168,241
Stockholders’ equity	206,438				64,685
Total liabilities and stockholders’ equity	$1,507,210				$1,232,926

Net interest income			$22,614				$17,851
Net interest rate spread (5)				2.54%				2.67%
Net interest-earning assets (6)	$267,698				$120,325
Net interest margin (7)				3.19%				3.08%
Ratio of interest-earning assets to total interest-bearing liabilities	1.23	x			1.11	x

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

The following tables present the dollar amount of changes in interest income and interest expense for the major categories of the Company’s interest-earning assets and interest-bearing liabilities.  Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances).

	Three Months Ended June 30,
	2008 vs. 2007
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents	$275	$(187)	$88
Debt securities:(1)
U.S. Government	(10)	(2)	(12)
Government-sponsored enterprises	(173)	191	18
Mortgage-backed	1,780	(84)	1,696
Municipal bonds	53	3	56
Other	—	2	2
Equity securities	15	(88)	(73)
Real estate mortgages (2)	162	(1,221)	(1,059)
C&I loans (2)	1,982	(1,447)	535
IRBs (2)	103	(6)	97
Consumer loans (2)	(14)	3	(11)
Total interest-earning assets	4,173	(2,836)	1,337

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	34	172	206
Money market accounts	966	(1,618)	(652)
Term certificates (3)	(156)	(669)	(825)
Total Deposits	844	(2,115)	(1,271)
Borrowed funds:
Short-term borrowings	34	(86)	(52)
Long-term debt	137	(84)	53
Subordinated debt	—	(124)	(124)
Total interest-bearing liabilities	1,015	(2,409)	(1,394)

Increase (decrease) in net interest income	$3,158	$(427)	$2,731

(1)          Average balances are presented at average amortized cost.

(2)          Average loans include non-accrual loans and are net of average deferred loan fees/costs.

(3)          Term certificates include brokered and non-brokered certificates of deposit.

	Six Months Ended June 30,
	2008 vs. 2007
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents	$1,048	$(623)	$425
Debt securities:(1)
U.S. Government	(15)	(2)	(17)
Government-sponsored enterprises	(557)	577	20
Mortgage-backed	3,800	(269)	3,531
Municipal bonds	161	7	168
Other	(2)	—	(2)
Equity securities	18	(169)	(151)
Real estate mortgages (2)	507	(2,156)	(1,649)
C&I loans (2)	2,934	(1,817)	1,117
IRBs (2)	195	13	208
Consumer loans (2)	(30)	18	(12)
Total interest-earning assets	8,059	(4,421)	3,638

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	69	537	606
Money market accounts	1,718	(2,304)	(586)
Term certificates (3)	13	(917)	(904)
Total Deposits	1,800	(2,684)	(884)
Borrowed funds:
Short-term borrowings	(1)	(99)	(100)
Long-term debt	67	(62)	5
Subordinated debt	—	(146)	(146)
Total interest-bearing liabilities	1,866	(2,991)	(1,125)

Increase (decrease) in net interest income	$6,193	$(1,430)	$4,763

(1)          Average balances are presented at average amortized cost.

(2)          Average loans include non-accrual loans and are net of average deferred loan fees/costs.

(3)          Term certificates include brokered and non-brokered certificates of deposit.

Liquidity and Capital Resources

The Company’s primary sources of funds are from deposits, amortization and repayment of loans and mortgage-backed securities, the sale or maturity of securities, advances from the FHLBB, repurchase agreements and cash flows generated by operations.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage loan prepayments can be greatly influenced by interest rate trends, economic conditions and competition.  The Company maintains excess cash and short-term interest bearing assets with original maturities of less than 90 days that provide additional liquidity.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and advances from the FHLBB, to fund other deposit withdrawals, to meet operating expenses and to invest in other interest-bearing assets.

Contractual Obligations.  The following table presents information indicating various contractual obligations and commitments of the Company as of the date indicated and their respective maturity dates:

	June 30, 2008
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)
Federal Home Loan Bank advances	$726	$37,970	$25,000	$100,809	$164,505
Repurchase agreements (1)	30,053	—	—	—	30,053
Subordinated debt	—	—	—	29,965	29,965
Operating leases	1,976	3,910	3,036	8,288	17,210
Total contractual obligations	$32,755	$41,880	$28,036	$139,062	$241,733

(1)          All repurchase agreements mature on a daily basis and are secured by obligations of government-sponsored enterprises.

Loan Commitments.  Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.  The following table presents information indicating various loan commitments of the Company as of the date indicated and their respective maturity dates:

	June 30, 2008
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)
Commitments to grant loans	$14,456	$—	$—	$—	$14,456
Unfunded Commitments under lines of credit	237,064	—	—	—	237,064
Unadvanced funds on construction loans	13,209	16,627	12	7,969	37,817
Commercial and stanby letters of credit	5,937	183	40	4,998	11,158
Total contractual obligations	$270,666	$16,810	$52	$12,967	$300,495

Regulatory Capital Requirements.  At June 30, 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.  Prompt corrective action provisions are not applicable to bank holding companies.  At June 30, 2008, the Bank’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios were 16.59%, 15.64% and 11.38%, respectively.  At June 30, 2008, the Company’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios were 24.99%, 24.10% and 17.22%, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Exposure to market interest rate risk is managed by the Company through periodic evaluations of the current interest rate risk inherent in its rate-sensitive assets and liabilities, primarily deposits, borrowings, loans and securities, coupled with determinations of the level of risk considered appropriate given the Company’s capital and liquidity requirements, business strategy and performance objectives. Through such management, the Company seeks to manage the vulnerability of its net interest income to changes in interest rates.

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

For June 30, 2008, we used a simulation model to project changes for three rising and three falling rate scenarios. This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario. In each of these instances, Federal Funds is used as the driving rate. The following table sets forth, as of June 30, 2008, the estimated changes in the Company’s net interest income that would result.

	Net Portfolio Value(2)			Net Interest Income
					Increase (Decrease)
Change in				Estimated	in Estimated
Interest Rates	Estimated	Estimated Increase (Decrease)		Net Interest	Net Interest Income
(basis points)(1)	NPV	Amount	Percent	Income	Amount	Percent
	(Dollars in thousands)

+300bp	$193,961	$(50,034)	-20.5%	$44,033	$(5,232)	-10.6%
+200bp	213,748	(30,247)	-12.4%	47,157	(2,108)	-4.3%
+100bp	231,044	(12,951)	-5.3%	48,815	(450)	-0.9%
0bp	243,995	—	0.0%	49,265	—	0.0%
-100bp	246,655	2,660	1.1%	49,068	(197)	-0.4%

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased on an instantaneous and sustained basis, by 100, 200 and 300 basis points and decreased by 100 basis points.   At June 30, 2008, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.  There are inherent shortcomings to income simulations, given the number and variety of assumptions that must be made in performing the analysis. The assumptions relied upon in making these calculations of interest rate sensitivity include the level of market interest rates, the shape of the yield curve, the degree to which certain assets and liabilities with similar attributes react to changes in market interest rates, and the degree to which non-maturity deposits, such as checking accounts, react to changes in market rates. Although the analysis shown above provides an indication of the Company’s sensitivity to interest rate changes at a point in time, these estimates are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and may differ from actual results.

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

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company or the Bank is not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that such proceedings are, in the aggregate, immaterial to our financial condition and results of operations.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors”, at pages 36-41 of the Company’s 2007 Annual Report on Form 10-K.  There has been no material change in the Company’s risk factors during the three and six months ended June 30, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description

2.1	Danvers Bancorp, Inc. Plan of Conversion (1)
3.1	Certificate of Incorporation of Danvers Bancorp, Inc.(1)
3.2	Bylaws of Danvers Bancorp, Inc.(1)
4.1	Form of Common Stock Certificate of Danvers Bancorp, Inc.(1)+
10.1	Amended and Restated Danversbank Supplemental Executive Retirement Plan dated as of April 11, 2008(3)
10.3	Phantom Stock Plan(1)+
10.4	Nonqualified Deferred Compensation Plan(1)+
10.5	Danversbank SBERA Pension Plan(1)+
10.6	Financial Advisory Agreement(1)
10.7	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and Kevin T. Bottomley(1)+
10.8	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and James J. McCarthy(1)+
10.9	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and L. Mark Panella(1)+
10.10	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and John J. O’Neil(1)+
10.11	Form of Change in Control Agreement(1)+
10.12	Form of Employee Stock Ownership Plan(1)+
10.13	Form of Employee Stock Ownership Restoration Plan(1)+
10.14	Form of Danvers Bancorp, Inc. Change in Control Severance Pay Plan(1)+
10.15	Form of Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan(1)+
14.1	Code of Ethics(2)
21.1	Subsidiaries of Registrant(1)
24.1	Power of Attorney (set forth on signature page)(2)
31.1	Section 302 Certification of President and Chief Executive Officer
31.2	Section 302 Certification of Executive Vice President and Chief Operating Officer
31.3	Section 302 Certification of Senior Vice President and Chief Financial Officer
32.1	Section 906 Certification of President and Chief Executive Officer
32.2	Section 906 Certification of Executive Vice President and Chief Operating Officer
32.3	Section 906 Certification of Senior Vice President and Chief Financial Officer

+	Represents mangement contract or compensatory plan or agreement.
(1)	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 333-145875) and incorporated herin by reference.
(2)	Previously filed as an exhibit to the Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Form 10-K (No. 001-33896) and incorporated herin by reference.
(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 16, 2008.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danvers Bancorp, Inc.

Date: August 14, 2008	By:	/s/ Kevin T. Bottomley
Kevin T. Bottomley
President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ James J. McCarthy
James J. McCarthy
Executive Vice President and Chief Operating Officer

Date: August 14, 2008	By:	/s/ L. Mark Panella
L. Mark Panella
Senior Vice President and Chief Financial Officer