Form 10-Q
period 2008-09-30
Danvers Bancorp, Inc.
filed 2008-11-14
CIK 1410703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________

Commission file number: 001-33896

DANVERS BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3445675
(State or Other Jurisdiction of	(I.R.S Employer
Incorporation of Organization)	Identification No.)

One Conant Street, Danvers, Massachusetts	01923
(Address of Principal Executive Officers)	(Zip Code)

(978) 777-2200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ÿ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ÿ☐	Accelerated filer ☐ÿ

Non-accelerated filer x (Do not check if smaller reporting company)	Smaller reporting company ÿ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ÿ No x

Shares outstanding of the registrant’s common stock, $0.01 par value, at November 14, 2008: 17,842,500

DANVERS BANCORP, INC.

DANVERS BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
Cash and cash equivalents	$75,179	$65,862
Securities available for sale	376,844	406,715
Loans held for sale	822	-
Loans	1,073,243	908,497
Less allowance for loan losses	(11,046)	(9,096)
Loans, net	1,062,197	899,401

Federal Home Loan Bank stock, at cost	10,870	10,021
Premises and equipment, net	23,055	19,706
Bank-owned life insurance	24,506	23,665
Other real estate owned	782	3,513
Accrued interest receivable	6,675	6,862
Deferred tax asset, net	9,665	5,908
Other assets	9,717	6,650
	$1,600,312	$1,448,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$130,686	$124,040
Savings and NOW accounts	174,317	171,353
Money market accounts	426,880	337,847
Term certificates over $100,000	252,544	228,793
Other term certificates	140,945	136,115
Total deposits	1,125,372	998,148
Stock subscriptions	-	162,859
Due to broker	5,500	-
Short-term borrowings	35,041	23,800
Long-term debt	163,708	145,042
Subordinated debt	29,965	29,965
Accrued expenses and other liabilities	12,157	14,993
Total liabilities	1,371,743	1,374,807
Stockholders' equity:
Preferred stock; $0.01 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.01 par value, 60,000,000 shares authorized;
17,842,500 and 0 shares issued and outstanding at
September 30, 2008 and December 31, 2007, respectively	178	-
Additional paid-in capital	174,454	-
Retained earnings	68,190	71,213
Accumulated other comprehensive income (loss)	(455)	2,283
Unearned compensation - ESOP, 1,379,820 shares and 0 shares at
September 30, 2008 and December 31, 2007, respectively	(13,798)	-
Total stockholders' equity	228,569	73,496
	$1,600,312	$1,448,303

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$16,247	$16,064	$47,665	$47,818
Interest on debt securities:
Taxable	4,183	3,882	13,863	10,030
Non-taxable	195	185	578	400
Dividends on equity securities	91	171	301	532
Interest on cash equivalents	276	119	959	377
Total interest and dividend income	20,992	20,421	63,366	59,157

Interest expense:
Interest on deposits:
Savings and NOW accounts	551	452	1,762	1,057
Money market accounts	2,692	3,642	8,716	10,252
Term certificates	3,333	4,273	10,927	12,771
Interest on short-term borrowings	108	244	427	663
Interest on long-term debt and subordinated debt	2,423	2,444	7,035	7,197
Total interest expense	9,107	11,055	28,867	31,940
Net interest income	11,885	9,366	34,499	27,217
Provision for loan losses	1,050	225	2,725	450
Net interest income, after provision for loan losses	10,835	9,141	31,774	26,767

Non-interest income:
Service charges on deposits	686	692	1,972	1,907
Loan servicing fees	56	68	167	197
Gain on sales of loans	90	13	186	186
Net gain (loss) on sales of securities	(26)	-	887	(16)
Net increase in cash surrender value of bank-owned life insurance	241	189	841	634
Other operating income	394	359	1,308	1,055
Total non-interest income	1,441	1,321	5,361	3,963

Non-interest expenses:
Salaries and employee benefits	5,855	5,239	21,495	15,972
Occupancy	1,270	1,133	3,765	3,307
Equipment	811	731	2,358	2,091
Outside services	295	113	846	386
Contribution to the Danversbank Charitable Foundation	-	-	6,850	-
Other real estate owned expense	225	70	1,911	119
Other operating expense	2,197	1,604	5,821	4,915
Total non-interest expenses	10,653	8,890	43,046	26,790
Income (loss) before income taxes	1,623	1,572	(5,911)	3,940
Provision (benefit) for income taxes	1,575	247	(3,245)	735
Net income (loss)	$48	$1,325	$(2,666)	$3,205

Weighted-average shares outstanding:
Basic	16,450,979	N/A	N/A	N/A
Diluted	16,450,979	N/A	N/A	N/A

Earnings per share:
Basic	$0.003	N/A	N/A	N/A
Diluted	$0.003	N/A	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Unearned	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Equity
	(Dollars in thousands)

Balance at December 31, 2006	-	$-	$-	$66,859	$(1,780)	$-	$65,079
Comprehensive income:
Net income	-	-	-	3,205	-	-	3,205
Net unrealized gain on securities
available for sale, net of
reclassification adjustment
and tax effect	-	-	-	-	1,644	-	1,644
Change in fair value and
amortization of derivative
used for cash flow hedge,
net of tax effect	-	-	-	-	27	-	27
Total comprehensive income							4,876
Balance at September 30, 2007	-	$-	$-	$70,064	$(109)	$-	$69,955

Balance at December 31, 2007	-	$-	$-	$71,213	$2,283	$-	$73,496
Comprehensive loss:
Net loss	-	-	-	(2,666)	-	-	(2,666)
Net unrealized loss on securities
available for sale, net of
reclassification adjustment
and tax effect	-	-	-	-	(2,735)	-	(2,735)
Change in fair value and
amortization of derivative used
for cash flow hedge, net of
tax effect	-	-	-	-	(3)	-	(3)
Total comprehensive loss							(5,404)
Issuance of common stock for
initial public offering, net of
expenses of $3,850	17,192,500	172	167,902	-	-	-	168,074
Issuance of common stock to
the Danversbank Charitable
Foundation	650,000	6	6,494	-	-	-	6,500
Stock purchased by ESOP	-	-	-	-	-	(14,274)	(14,274)
Common stock held by ESOP
committed to be released
(47,580 shares)	-	-	58	-	-	476	534
Dividends declared
($.02 per share)	-	-	-	(357)	-	-	(357)
Balance at September 30, 2008	17,842,500	$178	$174,454	$68,190	$(455)	$(13,798)	$228,569

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(2,666)	$3,205
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	2,725	450
Writedown of other real estate owned	1,387	-
Depreciation and amortization	2,682	2,516
Amortization of net deferred loan fees and costs	(391)	(588)
Deferred tax benefit	(1,873)	(355)
Amortization of core deposit intangible and servicing rights	157	161
ESOP expense	534	-
Amortization (accretion) of securities, net	209	(42)
Net (gain) loss on sales of securities	(887)	16
Loans originated for sale	(14,341)	(9,250)
Proceeds from sale of loans originated for sale	13,519	10,001
Issuance of common stock to Danversbank Charitable Foundation	6,500	-
Changes in other assets and liabilities:
Accrued interest receivable	187	(502)
Other assets and bank-owned life insurance	(4,071)	(1,609)
Accrued expenses and other liabilities	(2,836)	(1,091)
Net cash provided by operating activities	835	2,912
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	106,014	85
Maturities, prepayments and calls	142,245	138,935
Purchases	(216,826)	(218,156)
Redemption (purchase) of Federal Home Loan Bank stock	(849)	820
Funds advanced on other real estate owned	(795)	(383)
Proceeds from sale of other real estate owned	2,839	-
Net loan (originations) payments	(165,830)	1,097
Purchase of premises and equipment	(6,131)	(3,593)
Proceeds from sale of premises and equipment	100	-
Net cash used in investing activities	(139,233)	(81,195)

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Term certificates	$28,581	$(26,821)
Other deposits	98,643	58,907
Short-term borrowings	11,241	45,023
Stock subscriptions	(162,859)	-
Activity in long-term debt:
Proceeds from advances	25,000	5,200
Payment of advances	(6,334)	(24,549)
Net proceeds from issuance of common stock	168,074	-
Acquisition of common stock by ESOP	(14,274)	-
Dividends declared	(357)	-
Net cash provided by financing activities	147,715	57,760
Change in cash and cash equivalents	9,317	(20,523)
Cash and cash equivalents at beginning of period	65,862	45,120
Cash and cash equivalents at end of period	$75,179	$24,597

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$28,675	$32,859
Income taxes	1,141	1,209
Non-cash financing and investing activities:
Unsettled securities transactions	5,500	-
Transfers from loans to other real estate owned	700	2,494

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the reporting interim periods have been included.  The consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s most recent Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2007.  The results of operation for the nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be obtained for a full year.

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

In October, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued.  The Company applied the guidance contained in FSP 157-3 in determining fair values at September 30, 2008, and it did not have a material impact on the consolidated financial statements.

Level 1 – Quoted prices in active markets for identical assets or liabilities.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.  Currently, the Company does not have any items classified as Level 1.

DANVERS BANCORP, INC.

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

Assets measured at fair value on a recurring basis as of September 30, 2008:

				Balance at
				September 30,
	Level 1	Level 2	Level 3	2008
	(In thousands)

U.S. Government	$-	$2,025	$-	$2,025
Government-sponsored enterprises	-	162,587	-	162,587
Mortgage-backed	-	194,541	-	194,541
Municipal bonds	-	17,442	-	17,442
Other bonds	-	249	-	249
	$-	$376,844	$-	$376,844

DANVERS BANCORP, INC.

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2008:

				Quarter Ended
				September 30,
	September 30, 2008			2008
				Total
	Level 1	Level 2	Level 3	Gains(Losses)
	(In thousands)

Other real estate owned	$-	$782	$-	$-
Impaired loans	-	745	-	280
	$-	$1,527	$-	$280

The amount of other real estate owned represents the carrying value and related write-downs based on a purchase and sale agreement with a third party or the appraised value of the collateral.   The amount of impaired loans in Level 2 represents the carrying value and related charge-offs and FAS 114 allocated reserves on impaired loans for which adjustments are based on appraised value of the collateral.  The amount of loans in Level 3 represents the carrying value and related FAS 114 allocated reserves write-downs of impaired consumer loans.  As the individual balances are small, the carrying amount of the loan has been reserved.

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

For the quarter ended September 30, 2008, there were no potentially dilutive common stock equivalents.  Earnings per share are not applicable for year to date and quarterly periods prior to June 30, 2008 as the Company did not issue stock until January 11, 2008.  Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

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

DANVERS BANCORP, INC.

The net pension expense for the Plan included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)

Interest cost	$-	$62	$-	$226
Expected return on plan assets	-	(67)	-	(244)
Settlement loss	-	180	-	180
Actuarial gain (loss)	-	5	-	(5)
Net pension expense	$-	$180	$-	$157

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2007, estimated benefits of $253,000 were payable in 2008.  As of October 1, 2008, the Plan was terminated and benefits in the amount of $178,000 less termination fees of $34,000 were paid to participants.

5.	Dividend Declared

On October 23, 2008, the Company declared a quarterly cash dividend on its common stock of $.02 per share. The dividend will be paid on or after November 21, 2008 to shareholders of record as of November 7, 2008.

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

DANVERS BANCORP, INC.

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q.  In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses during the reported period. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, other than temporary impairment of securities, the valuation of other real estate owned and the valuation of the deferred tax assets.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total Assets. Total assets increased by $152.0 million, or 10.5%, to $1.60 billion at September 30, 2008 from $1.45 billion at December 31, 2007. This increase was primarily due to an increase in loans, which was partially offset by a decline in securities available for sale. The overall increase in the Company’s assets was funded primarily with an increase in deposits and to a lesser extent a combination of short and long-term borrowings.

Cash and Cash Equivalents. Cash and cash equivalents increased by $9.3 million, or 14.1%, to $75.2 million at September 30, 2008 from $65.9 million at December 31, 2007.

DANVERS BANCORP, INC.

Securities. The securities portfolio aggregated $376.8 million at September 30, 2008, a decrease of $29.9 million, or 7.3%, from $406.7 million at December 31, 2007. As a result of the excellent credit opportunities that continue to present themselves to the Company, we sold some securities from the investment portfolio and used the proceeds to fund our loan growth. Within the portfolio, obligations of government-sponsored enterprises decreased by $58.2 million and mortgage-backed securities increased by $29.5 million, as the Company also replaced some fixed-rate agency securities with adjustable-rate mortgage-backed securities.

At September 30, 2008 and December 31, 2007, our mortgage-backed securities (“MBS”) totaled 51.6% and 40.6%, respectively, of our investment portfolio and consisted of high quality rated pass-through securities that are directly insured or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.  The MBS portfolio is primarily backed by pools of 1-4 family mortgages that have loans with interest rates that are within a set range and have varying maturities.  None of our MBS are privately issued or have sub-prime residential mortgages or home equity loans as part of their underlying loan pools.  We target instruments with four to twelve year weighted average lives, with expected average life extensions up to a maximum of fifteen years in a rising rate environment.  In an effort to protect against a rising interest rate environment, we increased our concentration of adjustable-rate MBS in the investment portfolio from 15.4% at December 31, 2007 to 35.1% at September 30, 2008.  All our MBS were rated AAA at September 30, 2008 and December 31, 2007.   Although unforeseeable changes in market conditions may affect future ratings, management does not expect to downgrade any ratings in our current MBS portfolio.

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2008:
U.S. Government	$2,011	$14	$-	$2,025
Government-sponsored enterprises	162,098	1,073	(584)	162,587
Mortgage-backed	194,091	1,407	(957)	194,541
Municipal bonds	19,183	1	(1,742)	17,442
Other bonds	250	-	(1)	249
	$377,633	$2,495	$(3,284)	$376,844

December 31, 2007:
U.S. Government	$2,000	$21	$-	$2,021
Government-sponsored enterprises	217,929	3,010	(109)	220,830
Mortgage-backed	164,062	1,240	(211)	165,091
Municipal bonds	18,569	64	(191)	18,442
Other bonds	328	4	(1)	331
	$402,888	$4,339	$(512)	$406,715

DANVERS BANCORP, INC.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2008:
Government-sponsored enterprises	$567	$50,410	$17	$5,483
Mortgage-backed	848	72,574	109	13,063
Municipal bonds	227	3,534	1,515	13,255
Other bonds	-	-	1	149
	$1,642	$126,518	$1,642	$31,950

December 31, 2007:
Government-sponsored enterprises	$1	$256	$108	$21,392
Mortgage-backed	118	35,879	93	13,042
Municipal bonds	160	10,378	31	2,303
Other bonds	-	-	1	174
	$279	$46,513	$233	$36,911

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant more frequent evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has remained less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value.  At September 30, 2008 and December 31, 2007, the Company determined that all unrealized losses from debt securities are temporary in nature.

Net Loans. Net loans as of September 30, 2008 were $1.1 billion, an increase of $162.8 million, or 18.1%, from net loan balances of $899.4 million as of December 31, 2007. The Company continued to experience significant growth particularly in commercial and industrial (C&I) loan balances. For the first nine months of 2008, a modest decline in the Company’s permanent residential real estate loan portfolio of $2.7 million was offset by increases in C&I, construction and commercial real estate loans of $135.2 million, $18.7 million and $12.7 million, respectively.  A significant portion of the C&I originations are associated with the asset based lending group that joined the Company during the fourth quarter of 2007 and continue to transition their former clients over from their prior institution.

DANVERS BANCORP, INC.

The following table sets forth the composition of the loan portfolio at the dates indicated:

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
Construction	$127,315	11.9%	$108,638	11.9%
Residential	177,780	16.5	180,511	19.9
Commercial	247,170	23.0	234,425	25.8
Home equity	38,533	3.6	36,679	4.0
C&I	474,906	44.2	339,669	37.4
Consumer	9,049	0.8	9,564	1.0
Total loans	1,074,753	100.0%	909,486	100.0%
Allowance for loan losses	(11,046)		(9,096)
Net deferred loan fees	(1,510)		(989)
Loans, net	$1,062,197		$899,401

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Nonaccrual loans:
Real estate mortgages:
Construction	$2,856	$2,618
Residential	3,051	1,225
Commercial	263	-
Home equity	227	64
Total real estate mortgages	6,397	3,907
C&I	832	451
Consumer	14	29
Total	$7,243	$4,387

Total non-performing loans	$7,243	$4,387
Other real estate owned	782	3,513
Total non-performing assets	$8,025	$7,900
Total non-performing loans to total loans	0.67%	0.48%
Total non-performing loans to total assets	0.45%	0.30%
Total non-performing assets to total assets	0.50%	0.55%

DANVERS BANCORP, INC.

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

	At or For the Three Months		At or For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)

Allowance balance at beginning of period	$10,320	$10,359	$9,096	$10,412
Provision for loan losses	1,050	225	2,725	450
Charge-offs:
Real estate mortgages:
Construction	-	1,400	-	1,400
Residential	20	-	105	5
Commercial	210	-	210	-
Home equity	-	-	14	1
Total real estate mortgages	230	1,400	329	1,406
C&I	78	314	349	613
Consumer	27	21	125	41
Total charge-offs	335	1,735	803	2,060
Recoveries:
Real estate mortgages:
Construction	-	-	-	-
Residential	-	-	8	-
Commercial	-	-	-	-
Home equity	-	-	-	1
Total real estate mortgages	-	-	8	1
C&I	10	9	10	27
Consumer	1	13	10	41
Total recoveries	11	22	28	69
Net charge-offs	324	1,713	775	1,991
Allowance balance at end of period	$11,046	$8,871	$11,046	$8,871

Total loans outstanding	$1,074,753	$875,970	$1,074,753	$875,970
Average loans outstanding	$1,035,109	$866,509	$982,235	$863,593

Allowance for loan losses as a percent of
total loans outstanding	1.03%	1.01%	1.03%	1.01%
Net loans charged off as a percent of
average loans outstanding (annualized)	0.13%	0.79%	0.11%	0.31%
Allowance for loan losses to non-
performing loans	152.51%	692.51%	152.51%	692.51%

For further information, see "Provision for Loan Losses" of the Management Discussion and Analysis on page 19.

DANVERS BANCORP, INC.

Deposits. The Company’s deposit growth remained strong through the first nine months of 2008.  Total deposits increased by $127.2 million to $1,125.4 million at September 30, 2008, an increase of 12.7% from a balance of $998.1 million at December 31, 2007. The Company saw increases across all deposit categories, the largest increase was in the money market accounts which increased by $89.0 million, and to a lesser extent in demand deposit, savings and NOW accounts and total term certificates, which increased by $6.6 million, $3.0 million and $28.6 million, respectively. The Company’s deposit gathering activities have benefited from some of the turmoil in the broader capital markets.  The Company’s Snap Deposit (our commercial remote deposit capture initiative) promotion continues to gain acceptance as well; we now have over 100 installations.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand deposits	$130,686	11.6%	$124,040	12.4%
Savings and NOW accounts	174,317	15.5	171,353	17.2
Money market accounts	426,880	37.9	337,847	33.8
Total non-certificate accounts	731,883	65.0	633,240	63.4
Term certificates over $100,000	252,544	22.5	228,793	22.9
Other term certificates	140,945	12.5	136,115	13.7
Total certificate accounts	393,489	35.0	364,908	36.6
Total deposits	$1,125,372	100.0%	$998,148	100.0%

Borrowed Funds. The Company relies on borrowings from the Federal Home Loan Bank of Boston, or FHLBB, as an additional funding source as liquidity needs arise. The balance of these borrowings will fluctuate depending on the Company’s ability to attract deposits, coupled with the amount of loan demand in the market and other investment opportunities. Funds borrowed from the FHLBB increased by $18.7 million to $163.7 million at September 30, 2008, a 12.9% increase from a balance of $145.0 million at December 31, 2007. The Company chose to take advantage of the lower rate environment and fund some of the loan originations with attractively priced FHLBB advances.

The Company’s borrowings include securities sold under agreements to repurchase, which are contracts for the sale of securities owned by the Company with an agreement to repurchase those securities at an agreed upon price and date. The Company uses repurchase agreements as an alternative funding tool and as a means of offering commercial deposit customers a commercial sweep checking product. As of September 30, 2008, the Company had $35.0 million outstanding in overnight repurchase agreements, an increase of $11.2 million or 47.2% from $23.8 million December 31, 2007.

Total Stockholders’ Equity. Total stockholders’ equity increased by $155.1 million to $228.6 million at September 30, 2008 from a balance of $73.5 million as of December 31, 2007. This increase was due to the completion of our stock conversion that resulted in an addition to capital of $174.6 million. Stockholders’ equity was reduced by $13.8 million in unallocated common shares held by the Employee Stock Ownership Plan, a $2.7 million decrease in accumulated other comprehensive income (loss) and a net loss for the first nine months of $2.7 million.

DANVERS BANCORP, INC.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2008 and 2007

Net Income (loss). The Company recorded net income for the three months ended September 30, 2008 of $48,000, a decrease of $1.3 million from net income of $1.3 million for the three months ended September 30, 2007. The decline was due to higher provision for loan losses, non-interest expense and a provision for income taxes. The Company reported a net loss for the nine months ended September 30, 2008 of $2.7 million, a decrease of $5.9 million from net income of $3.2 million for the same period in 2007.  The net loss was primarily due to two non-recurring items; a $6.9 million pretax charge related to the establishment of the Danversbank Charitable Foundation and a $3.7 million pretax charge related to the acceleration of the Bank’s phantom stock plan. The “change of control” provisions in the phantom stock plan triggered the accelerated payout.  Both charges are directly related to the Company’s stock conversion.  In addition, higher than anticipated provision for loan losses and foreclosure expense contributed to the net loss for the same period in 2008.

Net Interest Income. Net interest income for the three months ended September 30, 2008 increased to $11.9 million from $9.4 million for the three months ended September 30, 2007. The increase was directly related to an increase in volume.  Average interest-earning assets increased $243.6 million between the two periods.  This increase of $2.5 million or 26.9% in net interest income was the combination of a $3.4 million increase due to volume and a $865,000 decrease due to rate.  The Company’s net interest margin was 3.25% for the three months ended September 30, 2008 compared to 3.05% for the three months ended September 30, 2007.  The Company’s improved margins were directly related to the capital infusion as a result of the Company’s stock conversion.

Net interest income for the nine months ended September 30, 2008 increased to $34.5 million from $27.2 million for the nine months ended September 30, 2007. Average interest-earning assets increased $249.3 million between the two periods.  This increase of $7.3 million in net interest income resulted from a $9.6 million increase due to volume and a $2.3 million decrease due to the rates on our interest-earning assets and interest-bearing liabilities.  Our net interest margin was 3.21% for the nine months ended September 30, 2008 compared to 3.07% for the nine months ended September 30, 2007.  While the Company continues to see opportunities to lower its overall funding costs, the margin improvement for the first nine months is attributable to the aforementioned capital infusion.

Interest and Dividend Income. Interest income increased $571,000, or 2.8%, to $21.0 million for the three months ended September 30, 2008 from $20.4 million for the three months ended September 30, 2007. The increase was primarily due to a higher average balance of our interest-earning assets, partially offset by a decrease in yields.  In particular, average loans increased by $168.6 million between the two periods.  The Company also experienced an increase in the average balances of securities of $34.6 million and cash equivalents of $40.3 million. The average yield on loans decreased from 7.42% for the three months ended September 30, 2007 to 6.28% for the same period in 2008, and the overall yield on interest-earning assets decreased from 6.65% to 5.75% for the 2007 and 2008 periods, respectively.  The overall decline in asset yields is directly related to the downward trend of the current interest rate environment.

Interest income increased $4.2 million, or 7.1%, to $63.4 million for the nine months ended September 30, 2008 from $59.2 million for the nine months ended September 30, 2007.  The increase was directly related to a higher balance of average interest-earning assets. Loans, securities and cash equivalents increased on average by $118.6 million, $93.6 million and $37.0 million, respectively between the two periods.  The average yield on loans decreased from 7.38% for the nine months ended September 30, 2007 to 6.47% for the same period in 2008 and the overall yield on interest-earning assets decreased from 6.68% to 5.90% for the 2007 and 2008 periods, respectively.  Despite a significant increase in the Company’s Commercial and Industrial lending activities and the shift of a segment of the securities portfolio into loan originations, the overall decline in asset yields is the byproduct of the declining trend of the current interest rate environment.

DANVERS BANCORP, INC.

Interest Expense. Interest expense for the three months ended September 30, 2008 decreased by $2.0 million, or 17.6%, to $9.1 million compared to interest expense of $11.1 million for the three months ended September 30, 2007.  Average interest-bearing liabilities increased by $94.3 million between the two periods and the balance increase translated into a $1.0 million increase in interest expense. A decrease of 95 basis points, or 23.6%, in the average cost of the Company’s interest-bearing liabilities resulted in a decrease in interest expense of $2.9 million. The overall rates on interest-bearing liabilities decreased from 4.03% to 3.08% for the 2007 and 2008 periods, respectively, and the average cost of deposits decreased from 3.84% for the three months ended September 30, 2007 to 2.76% for the same period in 2008. The decline in deposit and other interest-bearing liability costs relates to the overall decline in interest rates during the period.

Interest expense for the nine months ended September 30, 2008 decreased by $3.1 million, or 9.6%, to $28.9 million compared to interest expense of $31.9 million for the nine months ended September 30, 2007. Average interest-bearing liabilities increased by $101.1 million between the two periods and this resulted in a $2.8 million increase in interest expense. A decrease of 72 basis points, or 17.9%, in the average cost of the Company’s interest-bearing liabilities resulted in a decrease in interest expense of $5.9 million. The overall rates on interest-bearing liabilities decreased from 4.03% to 3.31% for the 2007 and 2008 periods, respectively, and the average cost of deposits decreased from 3.82% for the nine months ended September 30, 2007 to 3.04% for the same period in 2008. The overall decrease in deposit and interest-bearing liability costs is a byproduct of the current rate environment.

Provision for Loan Losses. The Company records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The Company recorded provision expense of $1.1 million and $225,000 during the three months ended September 30, 2008 and 2007, respectively. The Company recorded $2.7 million and $450,000 in provision expense during the nine months ended September 30, 2008 and 2007, respectively. Provisions in all periods are reflective of portfolio growth, changes to the loan portfolio composition, an evaluation of the quality of the loan portfolio, and net charge offs, the difference between loan charge-offs net of recoveries on loans previously charged off. In particular, the Company’s loan portfolio increased by more than $162 million during the first nine months of 2008.  The Company’s allowance for loan losses increased by $1.95 million over the past nine months commensurate with the growth and composition of the portfolio.  Net charge-offs were $324,000 and $1.7 million for the three months ended September 30, 2008 and 2007, respectively and $775,000 and $2.0 million for the nine months ended September 30, 2008 and 2007, respectively.  At September 30, 2008, the allowance for loan losses totaled $11.0 million, or 1.03% of the loan portfolio compared to 1.00% at December 31, 2007 and 1.01% at September 30, 2007.

Non-interest Income. Non-interest income for the three months ended September 30, 2008 increased by $120,000 or 9.1% to $1.4 million, compared to $1.3 million for the three months ended September 30, 2007. This increase was primarily the result of gains on the sale of securities totaling $77,000 and an increase of $52,000 in cash surrender value income for the Company’s bank-owned life insurance.

Non-interest income for the nine months ended September 30, 2008 increased by $1.4 million or 35.3% to $5.4 million, compared to $4.0 million for the nine months ended September 30, 2007. This overall increase was attributable to increases in gains on sales of securities, income on our bank-owned life insurance holdings, or BOLI and loan swap fee income of $903,000, $207,000 and $129,000, respectively.  During the first nine months, management chose to sell some fixed-rate investment securities and replace them with adjustable-rate investments in an effort to protect the portfolio against a rising interest rate environment. While the Company has experienced some success at increasing its non-interest revenues to varying degrees and across a variety of categories, developing reliable and stable sources of non-interest income to complement the Company’s primary lines of business continues to be an area of focus.

DANVERS BANCORP, INC.

Non-interest Expense. Non-interest expense increased $1.8 million, or 19.8%, for the third quarter of 2008 when compared to the same period of 2007. The most notable factors contributing to this increase relate to increases in salaries and benefits expense of $616,000 and other operating expense of $593,000.  Increases in general and administrative expenses, most notably in the areas of deposit insurance, legal, marketing, investor relations and Delaware Corporation franchise taxes were the primary reasons for the increases between comparable periods.

Non-interest expense increased by $16.3 million between the nine months ended September 30, 2008 and 2007. The increase was primarily due to two non-recurring items; a $6.9 million pretax charge related to the establishment of the Danversbank Charitable Foundation and a $3.7 million pretax charge related to the acceleration of the Bank’s phantom stock plan. There was also a substantial increase in other real estate owned expense of $1.8 million, which relates to a housing subdivision that the Company foreclosed on in 2007. The charges taken against this project relate to write-downs in the carrying value of the property and the estimated costs to complete the project.  The property was sold during the third quarter of 2008.

Income Taxes. The Company recorded an income tax expense of $1.6 million for the three months ended September 30, 2008; an increase of $1.3 million when compared to a $247,000 expense for the three months ended September 30, 2007. The effective tax rate for the three months period ended September 30, 2008 was 97.0% compared to 15.7% for the same period in 2007.  The change in the effective tax rate for the three months period ended September 30, 2008 reflects the recognition of a reduction in the Massachusetts statutory tax rate enacted in July 2008 from 10.5% to 9.0% for deferred taxes amounting to $180,000.  In addition, due to a reduction in income before taxes for the period the projection of the annual effective tax results resulted in a 97% effective tax rate.

The Company recorded an income tax benefit of $3.2 million for the nine months ended September 30, 2008; a decrease of $4.0 million, compared to a $735,000 expense for the nine months ended September 30, 2007. The effective tax rate for the nine months period ended September 30, 2008 was 54.9% compared to 18.7% for the same period in 2007.  The effective tax rate for the nine month period ended September 30, 2008 is a result of the level of income associated with permanent differences relating principally to BOLI and tax exempt securities and income from the securities corporations compared to the loss before taxes.  The benefit in the nine month period was reduced by the $180,000 expense associated with the change in the Massachusetts statutory tax rate.

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

DANVERS BANCORP, INC.

	Three Months Ended
	September 30, 2008				September 30, 2007
	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$50,212		$276	2.20%	$9,869		$119	4.80%
Debt securities: (2)
U.S. Government	2,014		17	3.38	2,005		24	4.67
Government-sponsored enterprises	153,981		1,876	4.87	203,492		2,423	4.72
Mortgage-backed	188,771		2,288	4.85	106,548		1,431	5.33
Municipal bonds	19,186		195	4.07	18,246		185	4.03
Other	250		2	3.20	328		4	5.11
Equity securities	11,528		91	3.16	10,495		171	6.46
Real estate mortgages (3)	589,204		9,134	6.20	554,118		9,889	7.08
C&I loans (3)	379,419		6,231	6.57	258,510		5,434	8.34
IRBs (3)	57,123		694	4.86	44,310		549	4.92
Consumer loans (3)	9,363		188	8.03	9,571		192	7.95
Total interest-earning assets	1,461,051		20,992	5.75	1,217,492		20,421	6.65
Allowance for loan losses	(10,653)				(9,680)
Total earning assets less
allowance for loan losses	1,450,398				1,207,812
Non-interest-earning assets	98,660				82,350
Total assets	$1,549,058				$1,290,162

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	$180,041		551	1.22	$166,948		452	1.07
Money market accounts	420,442		2,692	2.56	349,224		3,642	4.14
Term certificates (4)	353,383		3,333	3.77	348,146		4,273	4.87
Total deposits	953,866		6,576	2.76	864,318		8,367	3.84
Borrowed funds:
Short-term borrowings	34,973		108	1.24	45,089		244	2.15
Long-term debt	164,000		1,865	4.55	149,110		1,782	4.74
Subordinated debt	29,965		558	7.45	29,965		662	8.76
Total interest-bearing liabilities	1,182,804		9,107	3.08	1,088,482		11,055	4.03
Non-interest-bearing deposits	132,442				125,433
Other non-interest-bearing liabilities	6,055				9,122
Total non-interest-bearing liabilities	138,497				134,555
Total liabilities	1,321,301				1,223,037
Stockholders' equity	227,757				67,125
Total liabilities and stockholders' equity	$1,549,058				$1,290,162

Net interest income			$11,885				$9,366
Net interest rate spread (5)				2.67%				2.62%
Net interest-earning assets (6)	$278,247				$129,010
Net interest margin (7)				3.25%				3.05%
Ratio of interest-earning assets
to total interest-bearing liabilities	1.24	x			1.12	x
_______________________
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
(7) Net interest margin represents net interest income divided by average total interest-earning assets.

DANVERS BANCORP, INC.

	Nine Months Ended
	September 30, 2008				September 30, 2007
	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents	$46,166		$959	2.77%	$9,129		$377	5.53%
Debt securities: (2)
U.S. Government	2,032		62	4.07	2,456		86	4.66
Government-sponsored enterprises	170,022		6,183	4.85	204,296		6,710	4.39
Mortgage-backed	202,225		7,607	5.02	80,209		3,219	5.37
Municipal bonds	18,950		578	4.07	13,280		400	4.03
Other	295		11	4.97	369		15	5.51
Equity securities	11,196		301	3.58	10,493		532	6.77
Real estate mortgages (3)	573,119		27,232	6.34	552,891		29,636	7.17
C&I loans (3)	347,930		17,965	6.88	258,539		16,051	8.30
IRBs (3)	51,799		1,899	4.89	42,192		1,546	4.90
Consumer loans (3)	9,387		569	8.08	9,971		585	7.84
Total interest-earning assets	1,433,121		63,366	5.90	1,183,825		59,157	6.68
Allowance for loan losses	(9,871)				(10,147)
Total earning assets less
allowance for loan losses	1,423,250				1,173,678
Non-interest-earning assets	101,998				78,725
Total assets	$1,525,248				$1,252,403

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	$179,717		1,762	1.31	$163,189		1,057	0.87
Money market accounts	408,529		8,716	2.84	329,497		10,252	4.16
Term certificates (4)	351,537		10,927	4.14	349,486		12,771	4.89
Total deposits	939,783		21,405	3.04	842,172		24,080	3.82
Borrowed funds:
Short-term borrowings	35,767		427	1.59	39,753		663	2.23
Long-term debt	156,385		5,299	4.52	148,895		5,211	4.68
Subordinated debt	29,965		1,736	7.72	29,965		1,986	8.86
Total interest-bearing liabilities	1,161,900		28,867	3.31	1,060,785		31,940	4.03
Non-interest-bearing deposits	141,450				116,926
Other non-interest-bearing liabilities	8,303				9,185
Total non-interest-bearing liabilities	149,753				126,111
Total liabilities	1,311,653				1,186,896
Stockholders' equity	213,595				65,507
Total liabilities and stockholders' equity	$1,525,248				$1,252,403

Net interest income			$34,499				$27,217
Net interest rate spread (5)				2.59%				2.65%
Net interest-earning assets (6)	$271,221				$123,040
Net interest margin (7)				3.21%				3.07%
Ratio of interest-earning assets
to total interest-bearing liabilities	1.23	x			1.12	x
_______________________
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

DANVERS BANCORP, INC.

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

	Three Months Ended September 30,
	2008 vs. 2007
	Increase (Decrease)
	Due to		Total
	Volume	Rate	Increase (Decrease)
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents	$486	$(329)	$157
Debt securities:(1)
U.S. Government	-	(7)	(7)
Government-sponsored enterprises	(590)	43	(547)
Mortgage-backed	1,104	(247)	857
Municipal bonds	10	-	10
Other	(1)	(1)	(2)
Equity securities	17	(97)	(80)
Real estate mortgages (2)	626	(1,381)	(755)
C&I loans (2)	2,542	(1,745)	797
IRBs (2)	159	(14)	145
Consumer loans (2)	(4)	-	(4)
Total interest-earning assets	4,349	(3,778)	571

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	35	64	99
Money market accounts	743	(1,693)	(950)
Term certificates (3)	64	(1,004)	(940)
Total Deposits	842	(2,633)	(1,791)
Borrowed funds:
Short-term borrowings	(55)	(81)	(136)
Long-term debt	178	(95)	83
Subordinated debt	-	(104)	(104)
Total interest-bearing liabilities	965	(2,913)	(1,948)

Increase (decrease) in net interest income	$3,384	$(865)	$2,519

_______________________
(1) Average balances are presented at average amortized cost.
(2) Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(3) Term certificates include brokered and non-brokered certificates of deposit.

DANVERS BANCORP, INC.

	Nine Months Ended September 30,
	2008 vs. 2007
	Increase (Decrease)
	Due to		Total
	Volume	Rate	Increase (Decrease)
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents	$1,530	$(948)	$582
Debt securities:(1)
U.S. Government	(15)	(9)	(24)
Government-sponsored enterprises	(1,126)	599	(527)
Mortgage-backed	4,897	(509)	4,388
Municipal bonds	171	7	178
Other	(3)	(1)	(4)
Equity securities	36	(267)	(231)
Real estate mortgages (2)	1,084	(3,488)	(2,404)
C&I loans (2)	5,550	(3,636)	1,914
IRBs (2)	352	1	353
Consumer loans (2)	(34)	18	(16)
Total interest-earning assets	12,442	(8,233)	4,209

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	107	598	705
Money market accounts	2,459	(3,995)	(1,536)
Term certificates (3)	75	(1,919)	(1,844)
Total Deposits	2,641	(5,316)	(2,675)
Borrowed funds:
Short-term borrowings	(66)	(170)	(236)
Long-term debt	262	(174)	88
Subordinated debt	-	(250)	(250)
Total interest-bearing liabilities	2,837	(5,910)	(3,073)

Increase (decrease) in net interest income	$9,605	$(2,323)	$7,282

_______________________
(1) Average balances are presented at average amortized cost.
(2) Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(3) Term certificates include brokered and non-brokered certificates of deposit.

DANVERS BANCORP, INC.

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

Contractual Obligations.  The following table presents information indicating various contractual obligations and commitments of the Company as of the date indicated and their respective maturity dates:

	September 30, 2008
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$307	$37,598	$25,000	$100,803	$163,708
Repurchase agreements (1)	35,041	-	-	-	35,041
Subordinated debt	-	-	-	29,965	29,965
Operating leases	2,256	4,617	3,788	9,485	20,146
Total contractual obligations	$37,604	$42,215	$28,788	$140,253	$248,860
 ______________________
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

Loan Commitments.  Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.  The following table presents information indicating various loan commitments of the Company as of the date indicated and their respective maturity dates:

	September 30, 2008
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Commitments to grant loans	$40,544	$-	$-	$-	$40,544
Unfunded commitments under lines of credit	256,602	-	-	-	256,602
Unadvanced funds on construction loans	19,284	5,117	13,101	6,318	43,820
Commercial and stanby letters of credit	1,411	339	40	4,998	6,788
Total contractual obligations	$317,841	$5,456	$13,141	$11,316	$347,754

DANVERS BANCORP, INC.

Regulatory Capital Requirements.  At September 30, 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.  Prompt corrective action provisions are not applicable to bank holding companies.  At September 30, 2008, the Bank’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios were 15.68%, 14.73% and 11.26%, respectively.  At September 30, 2008, the Company’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios were 22.96%, 22.01% and 16.86%, respectively.

Management has been closely monitoring the progress of the federal government’s proposed TARP program.  Given the Company’s available capital resources and the proposed structure of the TARP, management does not anticipate participating in the program at this time.

Recent Economic Developements

On October 3, 2008 the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted.  Among other things, the EESA immediately raised the FDIC insurance limit from $100,000 to $250,000 to be effective through December 31, 2009.  On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program (“TLGP”).  The TLGP is a voluntary and time limited program that will be funded through special fees.  The program consists of two basic components: (i) a temporary unlimited guarantee of funds in non-interest-bearing transaction accounts at FDIC-insured institutions not otherwise covered by the existing deposit insurance limit of $250,000 (the Transaction Account Guarantee Program); and (ii) a temporary guarantee of newly-issued senior unsecured debt (the Debt Guarantee Program).

Subject to any restrictions that might be imposed by the FDIC, the Company is eligible to participate in the TLGP.  For the first 30 days of the program, all eligible entities are covered under the TLGP, and the guarantees provided by the TLGP will be offered at no cost to eligible entities.  On or before December 5, 2008, however, eligible entities must inform the FDIC whether they will opt out of the TLGP.  An eligible entity may elect to opt out of either the Debt Guarantee Program or the Transaction Account Guarantee Program or of both components of the TLGP.  All eligible entities within a U.S. Banking Holding Company structure must make the same decision regarding continued participation in each component of the TLGP.

Although the Company has not reached a final decision on whether to participate in the Transaction Account Guarantee Program of the TLGP, the Company believes the benefits of the program could be worth the incremental costs.  After the initial period, participating institutions will be assessed a ten basis point surcharge on balances in accounts covered by the Transaction Account Guarantee Program.

On October 14, 2008, the U.S. Department of the Treasury (the “Treasury”) announced a voluntary Capital Purchase Program (“CPP”) to encourage U.S. financial institutions to build capital, to increase the flow of financing to U.S. businesses and consumers, and to support the U.S. economy. To be eligible for the CPP, the applicant must receive approval of the Treasury. In addition, the applicant must agree to a number of terms and restrictions including, but not limited to, certain limitations on executive compensation and prohibitions on increasing dividends payable to its common shareholders and conducting share repurchase without the Treasury’s prior approval. The subscription amount available to a participating financial institution is a minimum of one percent of the institution’s risk weighted assets to a maximum of three percent of risk weighted assets.

DANVERS BANCORP, INC.

The non-voting senior preferred shares purchased by the Treasury will have a dividend rate of five percent per year until the fifth anniversary of the date of the investment and a dividend rate of nine percent per year thereafter. The Treasury will also receive warrants for common stock of the applicant equivalent in value to 15 percent of the amount of the preferred shares purchased by the Treasury from the applicant under the CPP.

Management has been closely monitoring the progress of CPP.  Given the Company’s available capital resources and the proposed structure of CPP, management does not anticipate participating in the program at this time.

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

For September 30, 2008, the Company used a simulation model to project changes for three rising and one declining rate (because of the already low level of interest rates) scenarios. This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario. In each of these instances, Federal Funds is used as the driving rate. The following table sets forth, as of September 30, 2008, the estimated changes in the Company’s net interest income that would result.

DANVERS BANCORP, INC.

		Net Portfolio Value(2)			Net Interest Income

						Increase (Decrease)
Change in					Estimated	in Estimated
Interest Rates		Estimated	Estimated Increase (Decrease)		Net Interest	Net Interest Income
(basis points)(1)		NPV	Amount	Percent	Income	Amount	Percent
		(Dollars in thousands)

+300	bp	$202,506	$(56,443)	-21.8%	$44,973	$(5,659)	-11.2%
+200	bp	223,642	(35,307)	-13.6%	48,326	(2,306)	-4.6%
+100	bp	242,508	(16,441)	-6.3%	50,065	(567)	-1.1%
0	bp	258,949	-	0.0%	50,632	-	0.0%
-100	bp	263,531	4,582	1.8%	49,933	(699)	-1.4%
_______________________
(1) Assumes an instantaneous uniform change in interest rates at all maturities.
(2) NPV is the discounted present value of expected cash flows from interest-earning assets, interest-bearing liabilities and off-balance sheet contracts.

The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans tied to the Prime lending rate, which are assumed to re-price immediately and to the same extent as the change in market rates, according to their contracted index. Conversely, the Company has various transaction account products that would not increase or decrease in the same increments or at the same speed. Money market accounts, as an example, are assumed to increase sooner and in larger increments than savings and NOW accounts.  These assumptions are based on our prior experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates. The model begins by disseminating data into appropriate repricing buckets. Assets and liabilities are then assigned a multiplier to simulate how much that particular balance sheet item will reprice when interest rates change. The final step is to simulate the timing effect of assets and liabilities with a month-by-month simulation to estimate the change in interest income and expense over the next 12 months.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased on an instantaneous and sustained basis, by 100, 200 and 300 basis points and decreased by 100 basis points.   At September 30, 2008, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.  There are inherent shortcomings to income simulations, given the number and variety of assumptions that must be made in performing the analysis. The assumptions relied upon in making these calculations of interest rate sensitivity include the level of market interest rates, the shape of the yield curve, the degree to which certain assets and liabilities with similar attributes react to changes in market interest rates, and the degree to which non-maturity deposits, such as checking accounts, react to changes in market rates. Although the analysis shown above provides an indication of the Company’s sensitivity to interest rate changes at a point in time, these estimates are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and may differ from actual results.

DANVERS BANCORP, INC.

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

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company or the Bank is not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that such proceedings are, in the aggregate, immaterial to our financial condition and results of operations.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Item 1A to Part I of our Form 10-K, filed on March 28, 2008, for the three and nine months ended September 30, 2008, except as noted below and except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

DANVERS BANCORP, INC.

Recent Market Volatility May Impact our Business and the Value of our Common Stock.

The performance of the Company’s business and the trading price of the shares of its common stock may be affected by many factors including the recent volatility in the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and with respect to financial institutions generally. Government action, such as the Emergency Economic Stabilization Act of 2008, may also impact the Company and the value of its common stock.  Given the unprecedented nature of this volatility the Company cannot predict what impact, if any, this volatility will have on its business or share price and for these and other reasons the Company’s shares of common stock may trade at a price lower than that at which they were purchased.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on September 12, 2008.

The following individuals were elected as directors, each for a three-year term by the following vote:

	FOR	WITHHELD
Neal H. Goldman	15,918,371	300,860
J. Michael O'Brien	15,936,601	282,630
John J. O'Neil	15,962,691	256,540
John M. Pereira	15,959,014	260,217
Diane T. Stringer	15,752,028	467,203

The approval of the Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

10,025,924	1,859,394	64,726	4,269,187

The appointment of Wolf & Company, P.C., as the Danvers Bancorp, Inc.’s independent registered public accounting firm for the fiscal year ending December 31, 2008 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN

15,866,945	222,124	130,162

Item 5.  Other Information

Not applicable.

DANVERS BANCORP, INC.

Item 6.  Exhibits

Exhibit No.	Description

2.1	Danvers Bancorp, Inc. Plan of Conversion (1)
3.1	Certificate of Incorporation of Danvers Bancorp, Inc.(1)
3.2	Bylaws of Danvers Bancorp, Inc.(1)
4.1	Form of Common Stock Certificate of Danvers Bancorp, Inc.(1)+
10.1	Amended and Restated Danversbank Supplemental Executive Retirement Plan dated as of April 11, 2008(3)+
10.3	Phantom Stock Plan(1)+
10.4	Nonqualified Deferred Compensation Plan(1)+
10.5	Danversbank SBERA Pension Plan(1)+
10.6	Financial Advisory Agreement(1)
10.7	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and Kevin T. Bottomley(1)+
10.8	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and James J. McCarthy(1)+
10.9	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and L. Mark Panella(1)+
10.10	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and John J. O'Neil(1)+
10.11	Form of Change in Control Agreement(1)+
10.12	Form of Employee Stock Ownership Plan(1)+
10.13	Form of Employee Stock Ownership Restoration Plan(1)+
10.14	Form of Danvers Bancorp, Inc. Change in Control Severance Pay Plan(1)+
10.15	Form of Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan(4)+
14.1	Code of Ethics(2)
21.1	Subsidiaries of Registrant(1)
24.1	Power of Attorney (set forth on signature page)(2)
31.1	Section 302 Certification of President and Chief Executive Officer
31.2	Section 302 Certification of Executive Vice President and Chief Operating Officer
31.3	Section 302 Certification of Senior Vice President and Chief Financial Officer
32.1	Section 906 Certification of President and Chief Executive Officer
32.2	Section 906 Certification of Executive Vice President and Chief Operating Officer
32.3	Section 906 Certification of Senior Vice President and Chief Financial Officer

+ Represents mangement contract or compensatory plan or agreement.
(1) Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 333-145875) and incorporated herin by reference.
(2) Previously filed as an exhibit to the Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 Form 10-K (No. 001-33896) and incorporated herin by reference.
(3) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 16, 2008.
(4) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on September 16, 2008.

DANVERS BANCORP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danvers Bancorp, Inc.

Date:  November 14, 2008                                                                                                By: /s/                       Kevin T. Bottomley_________________
                                                Kevin T. Bottomley
                                                President and Chief Executive Officer

Date:  November 14, 2008                                                                                                 By: /s/                      James J. McCarthy__________________
                                               James J. McCarthy
                                                Executive Vice President and Chief Operating
                                                Officer

Date:  November 14, 2008                                                                                                By: /s/                      L. Mark Panella____________________
                                               L. Mark Panella
                                               Senior Vice President and Chief Financial
                                               Officer