Form 10-K
period 2008-12-31
Danvers Bancorp, Inc.
filed 2009-03-16
CIK 1410703

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.
Commission file number: 001-33896

DANVERS BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3445675
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S Employer Identification No.)
One Conant Street, Danvers, Massachusetts	01923
(Address of Principal Executive Officers)	(Zip Code)

(978) 777-2200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Aggregate market value of the voting and non-voting equity held by non-affiliates as of the last business day of the registrant as of June 30, 2008 was $180,566,100.

         Shares outstanding of the registrant's common stock, $0.01 par value, at March 16, 2009: 17,842,500

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement relating to the Company's 2009 Annual Meeting of Stockholders, to be held on May 8, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

  •
  general economic conditions, whether national or regional, and conditions in the real estate markets that could affect the demand for our loans and other products and ability of borrowers to repay loans, lead to further declines in credit quality and increased loan losses, and continue to negatively affect the value and salability of the real estate that is the collateral for many of our loans or that we own directly;

  •
  changing business, banking, or regulatory conditions or policies, or new legislation affecting the financial services industry, including the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs (including deposit insurance premiums), increased regulatory scrutiny, declines in consumer confidence in depository institutions, or changes in the secondary market for bank loan and other products;

  •
  our ability to enter new markets successfully and take advantage of growth opportunities;

  •
  changes in consumer spending, borrowing and savings habits;

  •
  changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and

  •
  changes in our organization, compensation and benefit plans.

        Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We discuss these and other uncertainties in "Risk Factors" beginning on page 38. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.    BUSINESS

Danvers Bancorp, Inc.

        Effective January 9, 2008, Danvers Bancorp, Inc. (the "Company") converted to a Delaware-chartered stock company. Prior to the conversion, the Company was a Massachusetts mutual holding company or MHC. Danvers Bancorp Inc.'s principal activity is the ownership and management of its wholly-owned banking subsidiary, Danversbank, a Massachusetts-chartered stock savings bank. The executive office of Danvers Bancorp, Inc. is located at One Conant Street, Danvers, Massachusetts 01923, and its telephone number is (978) 777-2200.

Danversbank

        Danversbank (the "Bank") is a Massachusetts-chartered stock savings bank headquartered in Danvers, Massachusetts. Originally founded in 1850 as a Massachusetts-chartered mutual savings bank, we have grown through acquisitions and internal growth, including de novo branching. In 1998, we converted our charter to a stock savings bank as part of the formation of Danvers Bancorp, Inc. We conduct business from our main office located at One Conant Street, Danvers, Massachusetts, and our 15 branch offices located in Andover, Beverly, Boston, Chelsea, Danvers, Malden, Middleton, Peabody, Reading, Revere, Salem, Saugus, Wilmington, and Woburn, Massachusetts. The telephone number at our main office is (978) 777-2200.

General

        The Bank's deposits are insured by the Federal Deposit Insurance Corporation, or FDIC, as well as by the Depositors Insurance Fund, or DIF. The DIF is a private, industry-sponsored insurance company that insures all deposits over the FDIC's per-depositor limits of $250,000 for self-directed retirement accounts and $250,000 for all other deposit accounts in 68 Massachusetts-chartered savings banks. The FDIC deposit insurance increased from $100,000 to $250,000 on October 3, 2008 as part of the Emergency Economic Stabilization Act of 2008, and will return to $100,000 on December 31, 2009 unless further action is taken by the U.S. Congress. Danversbank is a member of the Federal Home Loan Bank of Boston, or FHLBB, and is regulated by the FDIC and the Massachusetts Division of Banks.

        Danversbank's business consists primarily of making loans to its customers, including commercial and industrial, or C&I loans, commercial real estate loans, owner-occupied residential mortgages and consumer loans, and investing in a variety of investment securities. Danversbank funds these lending and investment activities with deposits from the general public, funds generated from operations and selected borrowings. Danversbank also provides non-deposit investment products and services, cash management, debit and credit card products and online banking services. Danversbank has four subsidiaries: Conant Ventures, Inc., Conant Investment Corporation, Five Conant Street Investment Corporation and One Conant Capital LLC.

Stock Conversion

        The Company completed its mutual-to-stock conversion (the "Conversion") and related stock offering with the issuance of 17,192,500 shares of common stock, at an offering price of $10 per share, on January 9, 2008. The Company's stock began trading on January 10, 2008, on the NASDAQ Global Select Market, under the symbol "DNBK."

        In connection with the Conversion, the Company established the Danversbank Charitable Foundation (the "Foundation"), funded with a contribution of $350,000 in cash and 650,000 shares of the Company's common stock. The Foundation provides funding to support community activities and charitable causes within the communities the Company has maintained its headquarters and banking branches prior to the stock offering.

Market Area and Competition

        As of September 30, 2008, Danversbank was the fifteenth largest bank in the Commonwealth of Massachusetts and the second largest banking franchise headquartered in Essex County. Our corporate headquarters is in Danvers, Massachusetts, located approximately 20 miles north of Boston. Over the past ten years, Danversbank has expanded its footprint to include locations in Middlesex and Suffolk Counties. In September 2001, we acquired RFS Bancorp, Inc., the parent company of Revere Federal Savings Bank. In February 2007, we merged BankMalden, a Massachusetts co-operative bank, into Danversbank. The counties in which Danversbank currently operates include a mixture of rural, suburban and urban markets. The economies of these areas were historically based on manufacturing, but, similar to many areas of the country, the underpinnings of these economies are now more service oriented, with employment spread across many economic sectors including service, finance, health-care, technology, real estate and government.

        While our primary deposit-gathering area is concentrated in Essex and Middlesex Counties in Eastern Massachusetts, our lending area encompasses a somewhat broader market that includes portions of Suffolk County, southern New Hampshire and Rhode Island. We intend to expand geographically into areas contiguous to our existing offices.

        The majority of our loans are made to customers located in our primary deposit-gathering markets. Our large C&I and commercial real estate lending programs comprise a substantial portion of our total loan portfolio and we intend to continue to focus on the growth of these programs going forward. As of December 31, 2008, loans from these business segments totaled $880.8 million, or 78.6%, of our total loan portfolio.

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

Business Strategy

        Our business objective is to continue franchise growth and improve profitability while remaining a community-oriented financial institution that emphasizes personalized customer service. Over the past 10 years, we have expanded our branch network by establishing a number of de novo branches, acquiring 3 branch banking offices through our acquisition of Revere Federal Savings Bank and merger with BankMalden in 2001 and 2007, respectively, and opening a loan production office in Boston. We have also upgraded 3 branch offices by relocating to full-service facilities in more attractive locations. In addition, our total loan portfolio has grown significantly, both through organic growth and the addition of experienced lending officers. In addition to opening new branches, we intend to continue to selectively pursue acquisitions of non-interest income producing businesses and lending groups that will further expand our loan portfolio or grow our banking franchise.

        Key elements of our business strategy include:

        Continue to Expand Our Branch Network.    We plan to continue to expand our retail banking franchise and generate additional deposits by increasing the number of full service branch offices. We currently maintain a main office and fifteen other branch locations, which offer extended hours of operation and increased customer convenience. Our branch network is complimented by a combination of 30 in-branch and free-standing ATMs. We opened three new full service branch offices in Malden, Salem and Wilmington in 2008, and we plan to expand our branch network over the next three to four years by adding branches, both within our current footprint and into contiguous markets.

        Continue to Expand Our C&I and Commercial Real Estate Loan Portfolio.    In recent years, we have substantially increased our originations of C&I loans and, on a selective basis, commercial real estate loans. We have accomplished this, in part, by hiring experienced senior C&I and commercial real estate lenders from other financial institutions operating in our market area in Eastern Massachusetts after their institutions were acquired by larger banks. In some instances this has involved an individual lender and in other cases we executed lift-outs of commercial lending groups known to us. In September 2007, we broadened our C&I lending group by hiring two senior asset-based lenders. We plan to continue to expand our lending group as opportunities arise.

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

        Maintain Asset Quality.    We will continue to focus on maintaining a high level of asset quality, which we believe is a key component of long-term financial success. At December 31, 2008, our ratio of total non-performing assets to total assets was 0.41%. We intend to maintain asset quality primarily through our maintenance of prudent underwriting standards.

Lending Activities

        General.    Danversbank's gross loan portfolio totaled $1,120.4 million at December 31, 2008, representing 64.8% of total assets at that date. In its lending activities, Danversbank originates C&I loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans secured by owner-occupied one-to-four-family residences, home equity lines-of-credit, fixed rate home equity loans and other personal consumer loans. Total loans originated totaled $462.7 million in 2008 and $218.9 million in 2007.

        Loans originated by Danversbank are subject to federal and state laws and regulations. Interest rates charged by Danversbank on its loans are influenced by the demand for such loans, the amount and cost of funding available for lending purposes, current asset/liability management objectives and the interest rates offered by competitors.

        The following table summarizes the composition of Danversbank's loan portfolio at the dates indicated:

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
Construction	$122,974	10.97%	$108,638	11.94%	$137,061	15.53%	$117,075	14.18%	$101,567	13.99%
Residential	189,242	16.89	180,511	19.85	172,052	19.49	169,047	20.48	156,849	21.61
Commercial	247,483	22.09	234,425	25.78	219,589	24.88	226,752	27.47	213,107	29.35
Home equity	41,660	3.72	36,679	4.03	39,464	4.47	46,395	5.62	46,827	6.45
Other loans:
C&I	510,359	45.55	339,669	37.35	304,016	34.44	258,064	31.27	201,028	27.69
Consumer	8,725	0.78	9,564	1.05	10,530	1.19	8,060	0.98	6,640	0.91

Total loans	1,120,443	100.00%	909,486	100.00%	882,712	100.00%	825,393	100.00%	726,018	100.00%

Allowance for loans losses	(12,133)		(9,096)		(10,412)		(10,087)		(9,089)
Deferred loan fees, net	(1,495)		(989)		(1,186)		(1,398)		(1,256)

Loans, net	$1,106,815		$899,401		$871,114		$813,908		$715,673

        C&I Loans.    Danversbank originates secured and unsecured C&I loans to business customers in its market area for the purpose of financing equipment purchases, working capital, expansion and other general business purposes. Danversbank originated $308.6 million and $102.1 million in C&I loans during the year ended December 31, 2008 and 2007, respectively.

        At December 31, 2008, Danversbank had $510.4 million in C&I loans in its total portfolio, representing 45.6% of such portfolio. Danversbank intends to continue to grow this segment of its lending business in the future as market conditions permit. Included in C&I loans are loans serviced for others in the amount of $19.1 million at December 31, 2008.

        Danversbank's C&I loans are generally collateralized by accounts receivable, inventory, equipment and other fixed assets and are usually supported by personal guarantees. Danversbank offers both term and revolving C&I loans. The term loans have either fixed or adjustable rates of interest and generally fully amortize over a term of between three and seven years. Revolving loans are generally written for a one-year term, renewable annually.

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

        The repayment of C&I loans is generally dependent on the successful operation of the borrower's business and the sufficiency of collateral, if any. Repayment of these loans, however, may be affected by adverse changes in the general economy. Further, collateral securing such loans may depreciate in value over time and may be difficult to appraise and to liquidate.

        Commercial Real Estate Loans.    Danversbank originated $59.6 million and $48.5 million of commercial real estate loans during the years ended December 31, 2008 and 2007, respectively. We had $247.5 million of commercial real estate loans in our portfolio as of December 31, 2008. These loans comprise 22.1% of the total loan portfolio as of December 31, 2008. Danversbank intends to further increase this segment of its loan portfolio. Danversbank generally originates commercial real estate loans for terms of up to 25 years, typically with interest rates that adjust over periods of one to seven years based on various rate indices plus a margin. Commercial real estate loans are generally secured by non-owner-occupied multi-family income properties, office buildings, retail facilities, warehouses and industrial properties. Generally, commercial real estate loans do not exceed 80% of the appraised value of the underlying collateral at the time the loan is originated. Included in commercial real estate loans are loans serviced for others in the amount of $11.8 million at December 31, 2008.

        Danversbank monitors concentrations of commercial real estate loans by property type, location and borrower. For most of Danversbank's larger relationships, the extensions of credit are spread over multiple loans, varying property types and locations. In each instance, the relationships are with highly experienced real estate developers that have longstanding relationships or are well known to Danversbank.

        In its evaluation of a commercial real estate loan application, Danversbank considers the net operating income of the property used as collateral, the creditworthiness of the building's tenant(s), the terms of the respective leases, the borrower's expertise, credit history and the profitability and value of the underlying property. Danversbank generally requires that the properties securing these loans have debt service coverage ratios (the ratio of cash flow before debt service to debt service) of at least 1.20x. As a general practice, Danversbank requires the borrowers seeking commercial real estate loans to personally guarantee those loans.

        Commercial real estate loans generally have larger balances and involve a greater degree of risk than owner-occupied residential mortgage loans. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral value of the commercial real estate securing the loan. In addition, economic events could have an adverse impact on the cash flows generated by properties securing Danversbank's commercial real estate loans and on the value of such properties

        Construction Loans.    Danversbank originates construction loans for one to four-family homes, residential condominiums, commercial, multi-family and other nonresidential purposes. Construction loans generally provide for the payment of interest only during the term of the loan, which is usually twelve to twenty-four months. One to four-family residential and residential condominium construction loans are made with a maximum loan-to-value ratio of 75%. Commercial, multi-family and other nonresidential construction loans are made with a maximum loan-to-value ratio of 75% of the upon-completion market value of the real estate and improvements. Danversbank originated $34.5 million and $25.2 million of construction loans during the years ended December 31, 2008 and 2007, respectively. We had $123.0 million of construction loans in our portfolio as of December 31, 2008. The construction loans are usually written with variable interest rates adjusted to each change in the index rate plus a margin. Danversbank began to reduce its exposure to construction lending through limited originations of construction loans starting in mid-2006 in response to a general downturn in the single-family residential and residential condominium markets, which is lengthening the amount of time required to sell the units that are built.

        As with our commercial real estate loan portfolio, we monitor concentrations of construction loans by property type, by location and relative to the amount of construction financing extended to any one borrower. In addition, management monitors the aggregate number of speculative units that Danversbank finances at any one time. There are also limits on the number of speculative units financed for any one borrower or any specific construction project. This limit is generally established at two units per project. However, exceptions to this policy are occasionally granted when the project involves a single building with multiple units. Danversbank's construction lending footprint encompasses an area similar to the franchise branch network, with the highest concentration, at 14.8% of the portfolio, located in Danvers. Similar to the institution's commercial real estate portfolio, Danversbank has several large construction loan relationships with individual borrowers, but in each instance the relationship encompasses multiple loans, secured by varying types of properties in different locations. The borrowers involved are highly experienced real estate developers that have longstanding relationships with either a senior lending officer or Danversbank. At December 31, 2008, Danversbank's portfolio of construction loans was comprised of 33.0% residential condominiums, 13.4% single-family homes and subdivisions, 29.0% non-residential commercial real estate, 19.5% land loans, 0.8% apartment construction loans and 4.3% owner occupied residential construction loans. Based on our assessment that the inventory of residential condominiums listed for sale is continuing to decrease in our market area, we do not expect that the concentration of residential condominium construction loans will have a material impact on our revenues or net income.

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

        Owner Occupied Residential Real Estate Loans.    Danversbank offers fixed-rate and adjustable-rate residential mortgage loans for owner-occupied residential real estate with maturities of up to 40 years and maximum loan amounts generally of up to $3.0 million. As of December 31, 2008, this portfolio totaled $189.2 million, or 16.9% of the total loan portfolio. Of the residential mortgage loans outstanding on that date, $151.6 million were adjustable-rate loans with an average yield of 5.53%, and $37.6 million were fixed-rate mortgage loans with an average yield of 5.72%. Residential mortgage loan originations totaled $48.5 million and $29.4 million for the years ended December 31, 2008 and 2007, respectively. Danversbank does not originate or purchase any sub-prime or alternative-A residential mortgage loans.

        The decision to originate loans for portfolio or for sale into the secondary market is made by Danversbank's Asset/Liability Management Committee, or ALCO, and is based on the borrower's interest rate risk profile. Residential mortgage loans sold into the secondary market, on a servicing retained basis, totaled $18.6 million in 2008 and $1.0 million during 2007. Our current practice is to sell substantially all newly originated fixed-rate 20 and 30-year residential mortgage loans. These loans are underwritten in accordance with Freddie Mac and Fannie Mae standards and sold immediately after being originated by Danversbank. Newly originated, fixed-rate 10 and 15-year loans are typically held in portfolio. At December 31, 2008, fixed-rate residential mortgage loans held in the portfolio totaled $37.6 million, or 19.9% of total residential real estate mortgage loans. Danversbank services loans sold to Freddie Mac and Fannie Mae and earns a fee equal to 0.25% of the loan amounts outstanding for providing these services. The total of residential mortgage loans serviced for others as of December 31, 2008 was $65.7 million.

        The adjustable-rate mortgage, or ARM, loans offered by Danversbank make up the largest component of the residential mortgage loans held in portfolio. At December 31, 2008, ARM loans totaled $151.6 million or 80.1% of total residential loans outstanding at that date. ARM's are offered for terms of up to 40 years with initial interest rates that are fixed for 1, 3, 5, 7 or 10 years. After the initial fixed-rate period, the interest rates on the loans are reset based on the relevant U.S. Treasury Constant Maturity Treasury, or CMT, Index plus margins of varying percentages, for periods of 1 year. Interest rate adjustments on such loans typically range from 2.0% to 3.0% during any adjustment period and 5.0% to 6.0% over the life of the loan. Periodic adjustments in the interest rates charged on ARM Loans help to reduce our exposure to changes in interest rates. However, ARM loans generally possess an element of credit risk not inherent in fixed-rate mortgage loans, in that borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise. The possibility of higher payments is taken into account during our underwriting process and many of our residential mortgage loans are made to existing Danversbank customers.

        For our residential mortgage loan originations held in portfolio, Danversbank lends up to a maximum loan-to-value ratio of 100% for first-time home buyers and generally up to 80% for other buyers on mortgage loans secured by owner-occupied property. Private mortgage insurance is generally required for loans with a loan-to-value ratio in excess of 80%. Title insurance, hazard insurance and, if appropriate, flood insurance are required for all properties securing real estate loans made by Danversbank. A licensed appraiser appraises all properties securing residential first mortgage purchase loans and all real estate transactions greater than $250,000.

        In an effort to provide financing for low and moderate-income first-time home buyers, Danversbank originates and services residential mortgage loans with private mortgage insurance provided by PMI and Genworth mortgage insurance companies as well as the Mortgage Insurance Fund, MIF, of the Massachusetts Housing Finance Agency. The program provides mortgage payment protection as an enhancement to mortgage insurance coverage. This no-cost benefit, known as MI Plus, provides up to six monthly principal and interest payments in the event that a borrower becomes unemployed.

        Home Equity Lines-of-Credit and Term Loans.    Danversbank offers home equity lines-of-credit and home equity term loans. Danversbank originated $8.6 million and $11.0 million of home equity lines-of-credit and term loans during the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, we had $41.7 million of home equity lines-of-credit and loans outstanding. Danversbank does not originate or purchase any sub-prime home equity loans or lines. Home equity lines-of-credit and term loans are secured by first and second mortgages on one-to-four family owner occupied properties, and are made in amounts such that the combined first and second mortgage balances generally do not exceed 75% of the value of the property serving as collateral at time of origination. The lines-of-credit are available to be drawn upon for 10 years, at the end of which time they become term loans amortized over 10 years. Interest rates on home equity lines normally adjust based on the prime rate of interest as published by The Wall Street Journal. The undrawn portion of home equity lines-of-credit totaled $38.5 million at December 31, 2008.

        Consumer and Other Loans.    Danversbank offers a variety of consumer and other loans, including unsecured personal loans, automobile loans, loans secured by passbook savings or term certificate accounts, overdraft lines of credit, boat and recreational vehicle loans and loans to help finance the cost of education, including primary, secondary and graduate school. Danversbank originated $2.9 million and $2.8 million of consumer and other loans during the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, we had $8.7 million of consumer and other loans outstanding.

        Loan Origination and Underwriting.    The primary source of originations is our loan personnel, and to a lesser extent, local mortgage brokers, advertising and referrals from customers. In a few instances, Danversbank has purchased participation interests in commercial real estate loans from banks located outside of Essex County. Danversbank underwrites such purchased loans using its own underwriting criteria. Danversbank issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2008, Danversbank had loan commitments and unadvanced loans and lines-of-credit totaling $304.4 million. For information about loan commitments outstanding as of December 31, 2008, see "Quantitative and Qualitative Disclosures About Market Risk—Loan Commitments" on page 64. Danversbank charges origination fees, or points, and collects fees to cover the costs of appraisals and credit reports on most residential mortgage loans originated. Danversbank also collects late charges on real estate loans, and origination fees and prepayment penalties on commercial mortgage loans and some types of C&I loans. For information regarding Danversbank's recognition of loan fees and costs, please refer to Note 1—To the Consolidated Financial Statements beginning on page F-8.

        The following table sets forth certain information concerning Danversbank's portfolio loan activity.

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Loan originations and purchases:
Loan originations:
Real estate mortgages:
Construction	$34,476	$25,187	$55,743
Residential	48,487	29,353	41,190
Commercial	59,609	48,480	35,689
Home equity	8,592	11,014	11,620

Total real estate mortgages	151,164	114,034	144,242

C&I	308,606	102,078	114,372
Consumer	2,925	2,777	2,950

Total loan originations	462,695	218,889	261,564

Total loan purchases	—	—	—

Transfer to other real estate owned	(1,776)	(2,577)	—

Loan principal repayments	(249,962)	(189,538)	(204,245)

Net increase in loan portfolio	$210,957	$26,774	$57,319

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

        Pursuant to its loan policy, Danversbank generally will not make loans aggregating more than $20 million as of December 31, 2008, to one borrower or related entity. Danversbank's internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank's capital stock, retained earnings and undivided profits, or $34.5 million for Danversbank as of December 31, 2008. As a result of the conversion, the Bank's statutory legal lending limit increased significantly.

        Danversbank has established a risk rating system for its commercial real estate, commercial construction and C&I loans. This system evaluates a number of factors useful in indicating the risk of default and risk of loss associated with a loan. Initial ratings are assigned by commercial credit analysts who do not have responsibility for loan originations. See "Business—Asset Quality—Classification of Assets and Loan Review" on page 14.

        Loan Maturity.    The following table summarizes the scheduled repayments based on the contractual maturity of Danversbank's loan portfolio at December 31, 2008. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in one year or less.

	At December 31, 2008
	Real Estate Mortgages				Other
	Construction	Residential	Commercial	Home Equity	C&I	Consumer	Total
	(In thousands)
Amounts Due:
One year or less	$71,752	$55	$18,911	$—	$30,510	$1,347	$122,575

After one year:
One to three years	28,263	198	36,246	—	129,473	1,401	195,581
Three to five years	3,143	2,554	20,974	53	56,449	994	84,167
Five to ten years	2,165	10,059	19,816	763	54,650	1,904	89,357
Ten to twenty years	—	13,136	119,793	35,171	96,950	2,536	267,586
Over twenty years	17,651	163,240	31,743	5,673	142,327	543	361,177

Total due after one year	51,222	189,187	228,572	41,660	479,849	7,378	997,868

Total loans	$122,974	$189,242	$247,483	$41,660	$510,359	$8,725	1,120,443

Allowance for loans losses							(12,133)
Deferred loan fees, net							(1,495)

Net loans							$1,106,815

        The following table sets forth the dollar amount of total loans, net of unadvanced funds on loans, contractually due after December 31, 2009 and whether such loans have fixed interest rates or adjustable interest rates.

	Fixed	Adjustable	Total
	(In thousands)
Real estate mortgages:
Construction	$6,677	$44,545	$51,222
Residential	37,621	151,566	189,187
Commercial	43,111	185,461	228,572
Home equity	927	40,733	41,660
C&I	57,472	422,377	479,849
Consumer	6,655	723	7,378

Total loans	$152,463	$845,405	$997,868

Asset Quality

        General.    One of Danversbank's most important operating objectives is to maintain a high level of asset quality. Management uses a number of strategies in furtherance of this goal, including maintaining what we believe to be sound credit standards in loan originations, monitoring the loan portfolio through internal and third-party loan reviews, and employing active collection and workout processes for delinquent or problem loans.

        Delinquent Loans.    Management performs a monthly review of all delinquent loans. The actions taken with respect to delinquencies vary depending upon the nature of the delinquent loans and the period of delinquency. Generally, Danversbank's policy is to mail a delinquency notice no later than the 11th or 16th day, depending on loan type, after the payment due date. A late charge is normally assessed on loans where the scheduled payment remains unpaid after a 10 or 15 day grace period, once again dependent on the loan type. After mailing delinquency notices, Danversbank's loan collection personnel call the borrower to ascertain the reasons for delinquency and the prospects for repayment. On loans secured by one to four-family owner-occupied property, Danversbank initially attempts to work out a payment schedule with the borrower in order to avoid foreclosure. Any such loan restructurings must be approved by the level of officer authority required for a new loan of that amount. If these actions do not result in a satisfactory resolution, Danversbank refers the loan to legal counsel and counsel initiates foreclosure proceedings. For commercial real estate, construction and C&I loans, collection procedures may vary somewhat depending on the circumstances and size of the relationship.

        The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2008:
Real estate mortgages:
Construction	—	$—	3	$1,925	3	$1,925
Residential	13	1,931	5	1,118	18	3,049
Commercial	1	600	—	—	1	600
Home equity	3	145	1	178	4	323

Total real estate mortgages	17	2,676	9	3,221	26	5,897
C&I	3	200	6	419	9	619
Consumer	15	40	4	33	19	73

Total	35	$2,916	19	$3,673	54	$6,589

At December 31, 2007:
Real estate mortgages:
Construction	1	$1,171	5	$2,618	6	$3,789
Residential	12	1,676	7	1,225	19	2,901
Commercial	1	247	—	—	1	247
Home equity	2	278	3	64	5	342

Total real estate mortgages	16	3,372	15	3,907	31	7,279
C&I	5	682	3	451	8	1,133
Consumer	13	51	11	29	24	80

Total	34	$4,105	29	$4,387	63	$8,492

        Other Real Estate Owned.    Danversbank classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned, or OREO, in its consolidated financial statements. When property is classified as OREO, it is recorded at its fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of classification as OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management taking into consideration estimated costs to complete, current economic conditions, selling prices and estimated selling costs. Due to changing market conditions, there are inherent uncertainties in the assumptions with respect to the estimated fair value of OREO. Therefore, the amount ultimately realized may differ from the amounts recorded in the consolidated financial statements. Holding costs and declines in fair value result in charges to expense after the property is acquired.

        At December 31, 2008, Danversbank had approximately $1.2 million in property classified as OREO. The components of the Company's OREO property consisted of one vacant lot with a value of approximately $83,000, two completed residential condominium units whose gross value is $1.1 million but whose net value (because the loan is partially participated out to another institution) is $796,000 and two commercial condominiums that are substantially complete and on the market. The commercial condominiums are on the Company's books at $279,000. One of the residential condominiums was sold for $565,000 shortly after the close of year end. The second residential condominium went under agreement in February 2009 and is expected to close by the end of the first quarter of 2009. Management anticipates a modest loss on the sale of the second unit.

        Classification of Assets and Loan Review.    Danversbank uses a ten-point internal rating system to monitor and evaluate the credit risk inherent in its loan portfolio. At the time a loan is approved, all commercial real estate and C&I loans are assigned a risk rating based on all of the factors considered in originating the loan. The initial risk rating is recommended by the credit analyst charged with underwriting the loan, and subsequently approved by the relevant loan approval authority. Current financial information is required for all commercial real estate and C&I borrowing relationships, and is evaluated on at least an annual basis to determine whether the risk rating classification is appropriate.

        In Danversbank's loan rating system, there are four classified asset categories: special mention, substandard, doubtful and loss. An asset is classified special mention if it is currently protected but potentially weak. Potential concerns are that the borrower is exposed to unfavorable economic conditions, adverse operating trends or an unbalanced financial statement condition that could jeopardize the repayment of the loan. Other areas of exposure include an improperly supervised loan due to lack of officer expertise, an inadequate loan agreement, concerns over the condition or control of the collateral, lack of proper documentation or there is some other deviation from prudent lending practices that warrants such a classification. An asset is classified substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or the collateral pledged, if any. Substandard assets are characterized by the distinct possibility that Danversbank will sustain some loss if the deficiencies are not corrected. Assets classified doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, on the basis of currently existing facts, and there is a high probability of loss. If an asset or portion thereof is classified as loss, it is charged off in the quarter in which it is so classified. Assets classified as a loss are considered uncollectible and of such little value that to maintain it as an asset of Danversbank is not warranted. Assets that possess some weaknesses, but that do not expose Danversbank to risk sufficient to warrant classification as substandard, doubtful or loss, are designated as special mention. For assets designated as special mention, or classified substandard or doubtful, Danversbank establishes reserves in amounts management deems appropriate within the allowance for loan losses based on historical charge-offs adjusted for qualitative factors. This determination as to the classification of assets and the amount of the loss allowances are subject to review by regulatory agencies, which can order the establishment of additional loss allowances. See "Business—Asset Quality—Allowance for Loan Losses" on page 15 and "Management's Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies—Allowance for Loan Losses" on page 53.

        Danversbank currently engages an independent third party to conduct a review of its commercial real estate and C&I loan portfolios three times per year. These loan reviews provide a credit evaluation of individual loans to determine whether the risk ratings assigned are appropriate. Independent loan review findings are presented directly to the Audit Committee of the Board of Directors.

        At December 31, 2008, loans classified as special mention totaled $19.0 million, or 1.69%, of the loan portfolio compared to $7.1 million, or 0.78%, at December 31, 2007. Special mention loans consisted of $11.5 million in C&I loans, $4.3 million in commercial real estate loans, $2.7 million in SBA loans and $500,000 in commercial real estate construction at December 31, 2008 compared to $870,000 in commercial real estate loans and $6.3 million in C&I loans at December 31, 2007. Loans classified as substandard, including all impaired loans, totaled $8.4 million, or 0.75%, at December 31, 2008. Loans classified as substandard consisted of $6.2 million in C&I loans, $2.2 million in commercial real estate construction and $50,000 in commercial real estate loans at December 31, 2008. This compares to $5.9 million, or 0.60% of the loan portfolio, at December 31, 2007, which consisted of $2.7 million in commercial real estate loans and $3.2 million in C&I loans. There were no loans classified as doubtful at December 31, 2008 and 2007.

        Non-Performing Assets.    The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accrual loans:
Real estate mortgages:
Construction	$1,925	$2,618	$3,618	$231	$266
Residential	2,184	1,225	791	649	410
Commercial	263	—	—	—	—
Home equity	227	64	61	329	308

Total real estate mortgages	4,599	3,907	4,470	1,209	984
C&I	1,295	451	1,265	1,340	901
Consumer	38	29	17	27	20

Total	$5,932	$4,387	$5,752	$2,576	$1,905

Total non-performing loans	$5,932	$4,387	$5,752	$2,576	$1,905
Other real estate owned	1,158	3,513	—	—	1,307

Total non-performing assets	$7,090	$7,900	$5,752	$2,576	$3,212

Total non-performing loans to total loans	0.53%	0.48%	0.65%	0.31%	0.26%

Total non-performing loans to total assets	0.34%	0.30%	0.46%	0.22%	0.18%

Total non-performing assets to total assets	0.41%	0.55%	0.46%	0.22%	0.30%

        If the non-accrual loans presented in the table above had been current, the gross interest income that would have been recorded for the year ended December 31, 2008 was $268,000. Interest income of $175,000 and $150,000 from these loans was recognized on a cash basis and recorded in the net income for the years ended December 31, 2008 and 2007, respectively.

        Loans are placed on non-accrual status when the loan is delinquent in excess of 90 days (based on contractual terms), unless the timing of collections are reasonably estimable and collection is probable. Restructured loans represent performing loans for which concessions were granted due to a borrower's financial condition and are not included in impaired or non-accrual loans. Such concessions may include reductions of interest rates to below-market terms and/or extension of repayment terms. There were no restructured loans at December 31, 2008.

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

        The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of the loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio. See "Business—Asset Quality—Delinquent Loans" page 13 and "Business—Asset Quality—Other Real Estate Owned" on page 13.

        A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. Currently, all impaired loans have been measured through the collateral method. All loans on non-accrual status and restructured troubled debts are considered to be impaired. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the valuation allowance. All loans are individually evaluated for impairment according to the Bank's normal loan review process, including overall credit evaluation and rating, nonaccrual status and payment experience. At December 31, 2008, impaired loans totaled $5.9 million and had an aggregate valuation allowance of $737,000.

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

        The following table sets forth activity in Danversbank's allowance for loan losses for the periods indicated:

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Allowance balance at beginning of year	$9,096	$10,412	$10,087	$9,089	$9,153

Provision for loan losses	4,225	800	1,000	1,250	750

Charge-offs:
Real estate mortgages:
Construction	175	1,400	21	—	249
Residential	216	29	—	—	5
Commercial	210	—	—	—	—
Home equity	14	1	3	—	—

Total real estate mortgages	615	1,430	24	—	254

C&I	537	715	605	331	804
Consumer	138	73	92	80	153

Total charge-offs	1,290	2,218	721	411	1,211

Recoveries:
Real estate mortgages:
Construction	—	—	—	5	181
Residential	9	—	—	—	—
Commercial	—	—	—	2	—
Home equity	—	1	—	—	—

Total real estate mortgages	9	1	—	7	181

C&I	80	52	20	118	153
Consumer	13	49	26	34	63

Total recoveries	102	102	46	159	397

Net charge-offs	1,188	2,116	675	252	814

Allowance balance at end of year	$12,133	$9,096	$10,412	$10,087	$9,089

Total loans outstanding	$1,120,443	$909,486	$882,712	$825,393	$726,018
Average loans outstanding	$1,011,304	$870,569	$873,150	$778,443	$691,604
Allowance for loan losses as a percent of total loans outstanding	1.08%	1.00%	1.18%	1.22%	1.25%
Net loans charged off as a percent of average loans outstanding	0.12%	0.24%	0.08%	0.03%	0.12%
Allowance for loan losses to non-performing loans	204.53%	207.34%	181.02%	391.58%	477.11%

        The following table sets forth Danversbank's percent of allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
Construction	$1,728	10.97%	$1,607	11.94%	$1,567	15.53%	$1,535	14.18%	$1,382	13.99%
Residential	481	16.89	458	19.85	506	19.49	492	20.48	460	21.61
Commercial	2,615	22.09	2,353	25.78	2,042	24.88	2,107	27.47	2,029	29.35
Home equity	207	3.72	187	4.03	187	4.47	223	5.62	227	6.45
C&I	6,843	45.55	3,854	37.35	3,696	34.44	3,221	31.27	2,815	27.69
Consumer	82	0.78	76	1.05	69	1.19	41	0.98	50	0.91
Unallocated	177	—	561	—	2,345	—	2,468	—	2,126	—

Total allowances	$12,133	100.00%	$9,096	100.00%	$10,412	100.00%	$10,087	100.00%	$9,089	100.00%

        Prior to 2008, management has maintained an unallocated reserve to account for a concentration in our commercial real estate portfolio, and more specifically in our construction loan portfolio, that relates to a segment of our originations made prior to 2002 that possess underwriting characteristics and terms that are not consistent with the underwriting guidelines and credit administration processes that have been in effect since that time. The majority of these projects are now either complete or have refinanced elsewhere and the unallocated portion of the reserve has been reduced accordingly.

Investment Activities

        General.    The Board of Directors is responsible for establishing our investment policy. The Chief Operating Officer, Chief Financial Officer and Chief Investment Officer are authorized by the Board of Directors to implement this policy based on the established guidelines documented in Danversbank's Investment Policy. The primary objective of the investment portfolio is to achieve a competitive rate of return without incurring undue interest rate and credit risk, to complement our lending activities, to provide and maintain liquidity, and to assist in managing the interest rate sensitivity of our balance sheet. Individual investment decisions are made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with Danversbank's investment policy and asset/liability management objectives. Both Danversbank and the Company adhere to the same investment policy guidelines.

        Pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, our securities are classified as available for sale, held to maturity, or trading, depending on our intent with regard to the investment at the time of acquisition. At December 31, 2008, $490.8 million or 100% of the portfolio was classified as available for sale. At December 31, 2008, the net unrealized gain on securities classified as available for sale was $6.8 million, before tax effect. We do not currently maintain a trading portfolio of securities. At December 31, 2008, we did not hold securities of any issuers, as defined in Section 2(4) of the Securities Act, excluding those securities issued by U.S. Government or government-sponsored enterprises, in which the aggregate book value of such securities exceeded 10% of our equity.

        U.S. Government, FHLMC and Other Government-Sponsored Enterprises.    The largest segment of our investment portfolio is comprised of debt securities issued by the U.S. Government, other government-sponsored enterprises and FHLMC. While these debt securities provide somewhat lower yields compared to other investments in our portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and other public funds. At December 31, 2008, our U.S. Government and government-sponsored enterprise securities portfolio had an average maturity of 6.2 years and totaled $223.8 million, or 45.6% of Danversbank's total investment portfolio.

        Municipal Obligations.    In recent periods, Danversbank has increased the amount of its investment in municipal bonds due to the tax advantages they provide. At December 31, 2008, our portfolio of municipal obligations totaled $18.8 million, or 3.8% of the portfolio at that date. Our policy requires that purchases of municipal obligations be restricted to those obligations that are rated "B' or better by a nationally recognized rating agency, are bank qualified and mature in thirty years or less. At December 31, 2008, all investments in municipal obligations met these criteria and all of our holdings were privately insured.

        Mortgage-Backed Securities.    At December 31, 2008, our portfolio of mortgage-backed securities totaled $248.0 million, or 50.5% of the investment portfolio on that date, and consisted exclusively of pass-through securities that are directly insured or guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association. Danversbank uses mortgage-backed securities as a source of liquidity and to supplement its lending activities. These securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. These securities are frequently referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages and the prepayment risk are passed on to the certificate holder. The life of the pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and the fact that the underlying borrowers have the right to prepay their mortgage with or without penalty at any time. In our purchase of mortgage-backed obligations, we have targeted instruments with five to twelve year weighted average lives, with expected average life extensions up to a maximum of fifteen years in a rising rate environment. The objective of this strategy has been to limit the potential interest rate risk due to extension of this portfolio in a rising rate environment. None of our mortgage-backed securities have sub-prime residential mortgage or home equity loans as part of their underlying loan pools.

        Federal Home Loan Bank Stock.    The Bank, as a member of the Federal Home Loan Bank of Boston ("FHLBB"), which is one of 12 regional Federal Home Loan Banks in the Federal Home Loan Bank System ("FHLB"), is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. In December 2008, as part of a capital restoration initiative, the FHLBB established a moratorium on the repurchase of excess stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis on the FHLB stock. As of December 31, 2008 and 2007, no impairment has been recognized. At its discretion, the FHLB may declare dividends on the stock. On February 26, 2009, the FHLBB suspended dividends for the first quarter of 2009 and based on current information, dividend payments in 2009 are unlikely.

        The following table sets forth certain information regarding the amortized cost and market values of securities available for sale at the dates indicated:

	December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
U.S. Government	$2,007	$2,018	$2,000	$2,021	$2,245	$2,241
Other government-sponsored enterprises	216,369	220,623	212,929	215,774	217,861	215,595
Federal Home Loan Mortgage Corporation	1,147	1,148	5,000	5,056	3,498	3,429
Mortgage-backed	245,089	247,990	164,062	165,091	46,036	45,477
Municipal bonds	19,179	18,816	18,569	18,442	5,918	5,879
Other bonds	250	250	328	331	353	357

Total debt securities	484,041	490,845	402,888	406,715	275,911	272,978
Preferred stocks	—	—	—	—	101	105

Total securities available for sale	$484,041	$490,845	$402,888	$406,715	$276,012	$273,083

        The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of our debt securities portfolio at December 31, 2008. In the case of mortgage-backed securities, the table shows the securities by their contractual maturities, however there are scheduled principal payments for these securities and there will also be unscheduled prepayments prior to their contractual maturity. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Debt securities:
U.S. Government	$2,007	4.19%	$—	—%	$—	—%	$—	—%	$2,007	$2,018	4.19%
Other government-sponsored enterprises	35,000	3.19	64,987	4.84	64,637	4.92	51,745	5.85	216,369	220,623	4.84
Federal Home Loan Mortgage Corporation	—	—	—	—	—	—	1,147	6.00	1,147	1,148	6.00
Mortgage-backed	417	3.63	1,197	3.88	1,894	5.13	241,581	5.06	245,089	247,990	5.05
Municipal bonds	250	3.00	—	—	2,544	4.27	16,385	4.17	19,179	18,816	4.17
Other bonds	25	4.65	225	3.77	—	—	—	—	250	250	3.86

	$37,699	3.25%	$66,409	4.81%	$69,075	4.91%	$310,858	5.15%	$484,041	$490,845	4.94%

Sources of Funds

        General.    Deposits are the primary source of funds for our lending and investment activities. In addition to deposits, we obtain funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, advances from the FHLBB, repurchase agreements, and cash flows generated by operations.

        Deposits.    We gather consumer and commercial deposits through the offering of a broad selection of deposit products, including checking, regular savings, money market deposits, term certificates and individual retirement accounts. The FDIC insures deposits up to certain limits, which are generally $250,000 per depositor, and the DIF insures amounts in excess of these limits.

        The maturities of term certificates range from one month to five years. In order to attract deposit and loan business, we offer a variety of commercial business products to small businesses operating within our primary market area. Among local community banks, we are one of the early adopters of a remote deposit capture product, SnapdepositSM, which enables our business customers to process deposits and checks electronically from their locations. We accept deposits from customers within our market area based primarily on posted rates but from time to time negotiate the rate on these instruments commensurate with the size of the deposit. We also generate term certificates through the use of brokers and internet-based network deposits. There were no brokered and network deposits at December 31, 2008 and $20.0 million at December 31, 2007.

        We rely primarily on competitive pricing of our deposit products, customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates, rates offered by financial service competitors, the availability of other investment alternatives, and general economic conditions significantly affect our ability to attract and retain deposit balances.

        The Company does have one significant deposit customer with primarily transaction accounts. At December 31, 2008 and 2007, these transaction account balances in aggregate amounted to $136.8 million and $55.0 million, respectively, and are included in deposits.

        The following table sets forth certain information relative to the composition of our deposit accounts and the weighted average interest rate on each category of deposits at the dates indicated:

	December 31,
	2008			2007			2006
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$123,414	11.04%	—%	$124,040	12.43%	—%	$116,292	12.20%	—%
Interest-bearing transaction accounts:
Savings and NOW accounts	176,365	15.77	1.31	171,353	17.17	1.43	155,998	16.37	0.60
Money market accounts	440,931	39.43	2.69	337,847	33.84	3.84	301,922	31.67	3.94

Total transaction accounts	617,296	55.20	2.30	509,200	51.01	3.03	457,920	48.04	2.80
Term certificates	377,573	33.76	3.37	364,908	36.56	4.77	379,008	39.76	4.71

Total deposits	$1,118,283	100.00%	2.41%	$998,148	100.00%	3.29%	$953,220	100.00%	3.22%

        The following table sets forth our term certificates classified by interest rate as of the dates indicated:

	December 31,
	2008	2007	2006
	(In thousands)
Certificates of Deposit by Interest Rate:
Less than 2.01%	$14,415	$1,330	$3,604
2.01% through 3.00%	111,058	7,891	12,675
3.01% through 4.00%	223,756	34,701	42,496
4.01% through 5.00%	25,620	176,245	125,478
5.01% through 6.00%	2,706	144,277	194,306
Over 6.00%	18	464	449

Total	$377,573	$364,908	$379,008

        The following table sets forth the amount by rate and maturities of term certificates at December 31, 2008:

	Maturing During the Years Ending December 31,
	2009	2010	2011	2012	Thereafter	Total
	(In thousands)
Interest Rate
Less than 2.01%	$14,272	$143	$—	$—	$—	$14,415
2.01% through 3.00%	108,101	1,580	1,376	—	1	111,058
3.01% through 4.00%	187,864	33,141	2,562	308	188	224,063
4.01% through 5.00%	22,854	1,555	649	121	255	25,434
5.01% through 6.00%	1,314	660	612	—	—	2,586
Over 6.00%	17	—	—	—	—	17

Total	$334,422	$37,079	$5,199	$429	$444	$377,573

        As of December 31, 2008, the aggregate amount of outstanding term certificates in amounts greater than or equal to $100,000 was $242.8 million. The following table sets forth the maturity of those certificates, in thousands, as of December 31, 2008:

Amount
Three months or less	$68,556
Over three months through six months	70,154
Over six months through one year	80,367
Over one year	23,769

$242,846

        Borrowings.    Danversbank utilizes short-term and long-term advances from the FHLBB as an alternative to retail deposits to fund its operations as part of its operating strategy. FHLBB advances are secured primarily by certain residential mortgage loans and investment securities and secondarily by our investment in capital stock of the Federal Home Loan Bank. Advances are made pursuant to several FHLBB credit programs, each of which has its own terms, interest rates and range of maturities. The maximum amount that the FHLBB will advance to member institutions fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank. At December 31, 2008, we had outstanding $302.0 million in FHLBB advances and had the ability to borrow up to a total of $556.6 million based on available and pledged collateral.

        Of the $302.0 million in advances outstanding at December 31, 2008, $159.8 million, bearing a weighted average interest rate of 4.40%, are callable by the FHLBB at various intervals in their respective contracts. In the event that the FHLBB calls some of these advances, we will evaluate our liquidity and interest rate sensitivity position at that time and determine whether to replace the called advances with new borrowings.

        In addition to FHLBB advances, Danversbank's borrowings include securities sold under agreements to repurchase, or repurchase agreements. Repurchase agreements are contracts for the sale of securities owned by Danversbank, in this case to large commercial deposit customers, with an agreement to repurchase those securities at an agreed upon price and date. Danversbank uses repurchase agreements as a means of offering some of its commercial deposit customers a commercial sweep checking product. The collateral for these repurchase agreements comes from Danversbank's portfolio of U.S. Government and government-sponsored enterprises obligations and all of the contracts and related borrowings are overnight. At December 31, 2008, we had outstanding $29.3 million in overnight repurchase agreements with certain commercial deposit customers.

        The following table sets forth certain information concerning balances and interest rates on our borrowing at the dates and for the periods indicated:

	At or For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Short-term borrowings:
Balance at end of period:
Federal Home Loan Bank advances	$139,000	$—	$—
Repurchase agreements	29,276	23,800	30,934

Total short-term borrowings	$168,276	$23,800	$30,934

Average balance during the period:
Federal Home Loan Bank advances	$15,503	$9,798	$18,574
Repurchase agreements	30,906	33,857	35,301

Total short-term borrowings	$46,409	$43,655	$53,875

Maximum outstanding at any month period:
Federal Home Loan Bank advances	$139,000	$42,000	$61,600
Repurchase agreements	$47,419	$50,308	$44,072
Weighted average interest rate at end of period:
Federal Home Loan Bank advances	0.07%	—%	—%
Repurchase agreements	1.07%	2.04%	1.48%
Total short-term borrowings	0.27%	2.04%	1.48%
Average interest rate during period:
Federal Home Loan Bank advances	1.17%	5.34%	5.02%
Repurchase agreements	1.27%	1.83%	1.44%
Total short-term borrowings	1.23%	2.61%	2.67%
Long-term debt:
Balance at end of period	$163,022	$145,042	$167,899
Average balance during the period	158,102	148,265	158,634
Maximum outstanding at any month period	164,505	150,494	179,759
Weighted average interest rate at end of period	4.39%	4.59%	4.46%
Average interest rate during period	4.51%	4.66%	4.51%
Subordinated debt:
Balance at end of period	$29,965	$29,965	$29,965
Average balance during the period	29,965	29,965	26,251
Maximum outstanding at any month period	29,965	29,965	29,965
Weighted average interest rate at end of period	7.17%	8.78%	8.99%
Average interest rate during period	7.68%	8.65%	8.75%

Employees

        As of December 31, 2008, the Company has 244 full time and 48 part-time employees. Employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Subsidiary Activities

        Conant Investment Corporation and Danvers Square Investment Corporation.    Conant Investment Corporation and Danvers Square Investment Corporation are wholly-owned subsidiaries of

Danversbank that qualify as Massachusetts securities corporations through which Danversbank buys, sells and holds securities on Danversbank's behalf. These subsidiaries maintain accounts at Danversbank, on terms and conditions generally available to regular customers, for the primary purpose of accumulating current earnings, payments and/or maturities from their securities until a level is reached that would allow the acquisition of additional securities at the normal level purchased by the corporation. The accounts are limited in amount and time so as to reasonably reflect the need for holding cash in an interest-bearing account on a short-term, temporary basis pending reinvestment. On a quarterly basis the activity of these subsidiaries is reviewed to determine if a dividend is required to be declared and paid to Danversbank in order to be in compliance with Massachusetts Department of Revenue ("DOR") Regulations promulgated July 14, 2007.

        Danversbank made the decision to liquidate Danvers Square Investment Corporation in July 2008. This resolution was unanimously adopted by the sole shareholder of the Corporation on July 18, 2008. The authorized officers proceeded to liquidate and transfer the assets and liabilities to Danversbank on August 1, 2008.

        One Conant Capital LLC.    One Conant Capital LLC is a limited liability company formed in 2006 under the Massachusetts Limited Liability Company Act, as amended. The establishment and purpose of the LLC as an operating subsidiary of Danversbank, pursuant to Massachusetts law, is to originate and hold loans secured by real estate, to originate and hold commercial and industrial loans, and to engage in any other activity in which Danversbank itself may engage. One Conant Capital LLC had aggregate loan balances of $21.5 million at December 31, 2008.

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

        Five Conant Street Investment Corporation.    Five Conant Street Investment Corporation, a wholly-owned subsidiary of Danversbank, was formed in April 2008. This corporation qualifies as a Massachusetts securities corporation through which Danversbank buys, sells and holds securities on Danversbank's behalf. This subsidiary maintain accounts at Danversbank, on terms and conditions generally available to regular customers, for the primary purpose of accumulating current earnings, payments and/or maturities from their securities until a level is reached that would allow the acquisition of additional securities at the normal level purchased by the corporation. The accounts are limited in amount and time so as to reasonably reflect the need for holding cash in an interest-bearing account on a short-term, temporary basis pending reinvestment. On a quarterly basis the activity of these subsidiaries is reviewed to determine if a dividend is required to be declared and paid to Danversbank in order to be in compliance with Massachusetts DOR Regulations promulgated July 14, 2007.

Regulation and Supervision

        General.    The Company is a Delaware corporation and a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company has one bank subsidiary, Danversbank, that is a Massachusetts-chartered stock savings bank. The Company has not elected financial holding company status under the BHCA and, accordingly, may not engage in certain financial activities, such as merchant banking, that are only authorized under the BHCA for bank holding companies that have elected financial holding company status. Danversbank's deposits are insured up to applicable limits by the FDIC and by the Depositors Insurance Fund for amounts in excess of the FDIC insurance limits. Danversbank is subject to regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, as its deposit insurer. Danversbank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and borrowers and, for purposes of the FDIC, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in these statutory or regulatory requirements and policies, whether by the Massachusetts Commissioner of Banks, the Massachusetts legislature, the FDIC or Congress, could have a material adverse impact on the Company, Danversbank and their operations. Danversbank is a member of the Federal Home Loan Bank of Boston, or FHLBB.

        Certain regulatory requirements applicable to Danversbank and to the Company are referred to below or elsewhere herein. Because of the deterioration of the financial markets in 2008, more laws and regulations imposing requirements and restrictions on banks and bank holding companies have been adopted (including the American Recovery and Reinvestment Act of 2009), many of which are related to a bank's or a bank holding company's participation in a government assistance plan such as the Troubled Asset Relief Program (the "TARP") and are expected to continue to be adopted during the balance of 2009. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on Danversbank and the Company and is qualified in its entirety by reference to the actual laws and regulations.

Massachusetts Bank Regulation

        General.    As a Massachusetts-chartered stock savings bank, Danversbank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of retained earnings and reserve accounts, distribution of earnings and payment of dividends. In addition, Danversbank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks or the Massachusetts Board of Bank Incorporation (the "BBI") is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, organize a holding company, issue stock and undertake certain other activities.

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

        Investment Activities.    In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank's deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in equity securities of Massachusetts corporations or companies with substantial employment in Massachusetts, which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth. However, these powers are constrained by federal law. See "Business—Regulation and Supervision—Federal Bank Regulation—Investment Activities" on page 29 for federal restrictions on equity investments.

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

        Bank Dividends.    A Massachusetts stock bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank's capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.

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

        As a bank holding company, the Company is also subject to capital adequacy guidelines for bank holding companies imposed by the Federal Reserve, which guidelines are similar to those of the FDIC for state-chartered savings banks. On a consolidated basis, the Company's stockholders' equity exceeded these requirements as of December 31, 2008.

        U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision the ("Basel Committee"), continue to consider changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines to which the Company and Danversbank are subject. The federal banking Agencies issued a final rule entitled "Risk-Based Capital Standards: Advanced Capital Adequacy Framework—Basel II"

("Basel II") which became effective on April 1, 2008 and "core banks" ("core banks" are the approximately 20 largest U.S. bank holding companies) were required to adopt a board-approved plan to implement Basel II by October 1, 2008. Basel II will result in significant changes to the risk based capital standards for "core" banks subject to Basel II and other banks that elect to use such rules to calculate their risk-based capital requirements. In connection with Basel II, the federal banking agencies published a joint notice of proposed rulemaking entitled "Risk-Based Capital Guidelines; Capital Adequacy Guidelines: Standardized Framework" on July 29, 2008 (the "Standardized Approach Proposal"). The Standardized Approach Proposal, if adopted by the federal banking agencies, would provide all non-core banks with an optional framework, based upon the standardized approach under the international Basel II Accord, for calculating their risk-based capital requirements. The Company and Danversbank do not currently expect to calculate their capital ratios under Basel II or in accordance with the Standardized Approach Proposal. Accordingly, Danversbank is not yet in a position to determine the effect of such rules on its risk capital requirements.

        Standards for Safety and Soundness.    As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. Most recently, the agencies have established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

        FDIC Restrictions on Bank Dividends.    The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.

        The TARP.    In 2008, the U.S. Department of the Treasury (the "Treasury") instituted the TARP in response to adverse economic conditions in the financial markets, particularly the inability of creditworthy borrowers to obtain credit. Under the TARP, the Treasury developed the Capital Purchase Program ("CPP"), whereby it purchased non-voting senior preferred shares ("CPP Senior Preferred Shares") of participating financial institutions. Neither the Company nor Danversbank elected to participate in the TARP or the CPP.

        Investment Activities.    Since the enactment of the FDIC Improvement Act, all state-chartered FDIC-insured banks, including savings banks, have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDIC Improvement Act and the FDIC regulations permit exceptions to these limitations. For example, state chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Select Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100.0% of Tier 1 Capital, as specified by the FDIC's regulations, or the maximum amount permitted by Massachusetts law, whichever is less. Danversbank received approval from the FDIC to retain and acquire such equity instruments equal to the lesser of 100.0% of Danversbank's Tier 1 capital or the maximum permissible amount specified by Massachusetts law. Any such grandfathered authority may be terminated upon the FDIC's determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the savings bank's conversion to a different charter. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the FDIC's Deposit Insurance Fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specifies that a non-member bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a "financial subsidiary" if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

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

        At December 31, 2008, Danversbank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions. There are no conditions or events since that notification that management believes have changed Danversbank's category.

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

        The Gramm-Leach-Bliley Act amended several provisions of Sections 23A and 23B of the Federal Reserve Act. The amendments provide that so-called "financial subsidiaries" of banks are treated as affiliates for purposes of Sections 23A and 23B of the Federal Reserve Act, but the amendment provides that (i) the 10.0% capital limit on transactions between the bank and such financial subsidiary as an affiliate is not applicable, and (ii) the investment by the bank in the financial subsidiary does not include retained earnings in the financial subsidiary. Certain anti-evasion provisions have been included that relate to the relationship between any financial subsidiary of a bank and sister companies of the bank: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; and (2) if the Federal Reserve determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank. Danversbank has no financial subsidiaries.

        The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Danversbank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders") of the Company and Danversbank, as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans Danversbank may make to insiders based, in part, on Danversbank's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited by specific categories. In addition, Danversbank must comply with Massachusetts banking laws regarding loans to insiders. See "Business—Regulation and Supervision—Massachusetts Bank Regulation—Loans to a Bank's Insiders" on page 27.

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

        FDIC Insurance Premiums.    Danversbank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the "FDI Reform Act"). Pursuant to the FDI Reform Act, in 2006 the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the "DIF") that covers both banks and savings associations. The FDIC also revised, effective January 1, 2008, the risk-based premium system under which the FDIC classifies institutions based on the factors described below and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. For most banks, including Danversbank, FDIC rates depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency's evaluation of the financial institution's capital, asset quality, management, earnings liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates will depend upon such ratings, CAMELS component ratings and financial ratios. For institutions, such as Danversbank, which are currently in the lowest risk category, assessment rates varied initially from 5 to 7 basis points per $100 of insured deposits. Commencing January 1, 2009, the FDIC assessment rates were raised 7 basis points and varied initially from 12 to 14 basis points per $100 of insured deposits. Further rate changes will take affect on April 1, 2009, after which assessment rates will vary initially from 12 to 16 basis points per $100 of insured deposits. After the FDIC, if applicable, makes certain risk-related adjustments to specific financial institutions' total minimum and maximum base assessment rates, such rates will vary from 12 basis points to 45 basis points per $100 of insured deposits. One such adjustment, among others, is an increase of up to 10 basis points for financial institutions, other than those in the lowest risk category, that have brokered deposits that exceed 10% of their domestic deposits. In addition, the FDIC expects to impose a one-time special assessment on June 30, 2009 (which would be collected on September 30, 2009) that is currently expected to be 10 basis points per $100 of deposits. The FDIC has discretion to impose additional assessments thereafter. In 2008, the level of FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. The foregoing temporary increase in FDIC insurance may be extended or modified.

        We cannot predict whether, as a result of the adverse change in U.S. economic conditions and, in particular, declines in the value of real estate in the markets served by Danversbank, the FDIC will in the future further increase deposit insurance assessment levels. The aggregate 2008 FDIC insurance premiums paid by Danversbank was $735,000. The Company estimates that its aggregate 2009 FDIC insurance premiums (paid by Danversbank) will be approximately $1.5 million, excluding the special assessment.

        The Federal Deposit Insurance Act ("FDIA"), as amended by the FDI Reform Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits—the designated reserve ratio (the "DRR")—for a particular year within a range of 1.15% to 1.50%. For 2008, the FDIC set the DRR at 1.25%. Because of the recent downturn in economic conditions, the FDIC adopted a DRR Restoration Plan, which requires that the DRR be returned to a level of no less than 1.15 by December 31, 2015. Under the FDI Reform Act, and the FDIC's revised premium program, every FDIC-insured institution pays some level of deposit insurance assessments regardless of the level of the DRR.

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

        Temporary Liquidity Guarantee Program.    Danversbank has elected to participate the Transaction Account Guarantee Program ("TAGP") which is part of the FDIC's Temporary Liquidity Guarantee Program ("TLGP"). Danversbank declined to participate in the Debt Guarantee Program ("DGP"), another facility available under TLGP. Through the TAGP, the FDIC provides unlimited deposit insurance coverage for all noninterest-bearing transaction accounts through December 31, 2009. This includes traditional non-interest bearing checking accounts, certain types of attorney trust accounts and NOW accounts as long as the interest rate does not exceed 0.50 percent.

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

        Customer Information Security.    The FDIC and other bank regulatory agencies have adopted guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the Gramm-Leach Bliley Act ("Information Security Guidelines"). Among other things, the Information Security Guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In 2005, the FDIC and other bank regulatory agencies issued further guidance for the establishment of these Information Security Guidelines, requiring financial institutions to develop and implement response programs designed to address incidents of unauthorized access to sensitive customer information maintained by the financial institution or its service provider, including customer notification procedures. Danversbank currently has Information Security Guidelines in place and believes that such guidelines are in compliance with the guidelines. Most of the states have enacted legislation concerning breaches of data security and Congress continues to consider federal legislation that would require consumer notice of data security breaches. In addition, Massachusetts has promulgated data security regulations, that become effective January 1, 2010, with respect to personal information of Massachusetts residents.

        Identity Theft Red Flags.    The federal banking agencies jointly issued final rules and guidelines in 2007 implementing section 114 of the Fair and Accurate Credit Transactions Act of 2003 ("FACT Act") and final rules implementing section 315 of the FACT Act. The rules implementing section 114 require each financial institution or creditor to develop and implement a written Identity Theft Prevention Program (the "Program") to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. In addition, the federal banking agencies issued guidelines to assist financial institutions and creditors in the formulation and maintenance of a Program that satisfies the requirements of the rules. The rules implementing section 114 also require credit and debit card issuers to assess the validity of notifications of changes of address under certain circumstances. Additionally, the federal banking agencies issued joint rules that became effective in 2008, under section 315 that provide guidance regarding reasonable policies and procedures that a user of consumer reports must employ when a consumer reporting agency sends the user a notice of address discrepancy.

        Community Reinvestment Act.    Under the Community Reinvestment Act, or CRA, as amended and as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. Danversbank's latest FDIC CRA rating was "Satisfactory."

        Massachusetts has its own statutory counterpart to the CRA, which is also applicable to Danversbank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank's record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of banking institution. Danversbank's most recent rating under Massachusetts law was "Highly Satisfactory."

        Consumer Protection and Fair Lending Regulations.    Massachusetts savings banks are subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys' fees for certain types of violations.

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

Federal Reserve System

        Federal Reserve regulations require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). Federal Reserve regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating between $10.3 million and $44.4 million (which may be adjusted by the Federal Reserve) the reserve requirement is 3.0%; and for amounts greater than $44.4 million, the reserve requirement is $1,023,000 plus 10.0% (which may be adjusted by the Federal Reserve between 8.0% and 14.0%), of the amount in excess of $44.4 million. The first $10.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve) are exempted from the reserve requirements. Danversbank is in compliance with these requirements.

 Federal Home Loan Bank System

        Danversbank is a member of the Federal Home Loan Bank of Boston, or FHLBB, which is one of 12 regional Federal Home Loan Banks in the Federal Home Loan Bank System, or FHLB. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB. Danversbank is required to acquire and hold shares of capital stock in the FHLBB. Danversbank was in compliance with this requirement with an investment in stock of the FHLBB at December 31, 2008.

        The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Recent legislation has changed the structure of the Federal Home Loan Banks' funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLBB stock held by Danversbank. See "Business—Investment Activity—Federal Home Loan Bank Stock" on page 19.

Holding Company Regulation

        The Company is subject to examination, regulation, and periodic reporting under the BHCA, as amended, as administered by the Federal Reserve. The Company is required to obtain the prior approval of the Federal Reserve to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve approval is required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired.

        A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

        As noted above, the Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being "well capitalized" and "well managed," to opt to become a financial holding company and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

        A bank holding company is generally required to give the Federal Reserve prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. The Federal Reserve has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

        The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Federal Reserve's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

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

        Massachusetts Holding Company Regulation.    Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The term "company" is defined by the Massachusetts banking laws similarly to the definition of "company" under the BHCA. Each Massachusetts bank holding company: (i) must obtain the approval of the BBI before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register, and file reports, with the Division; and (iii) is subject to examination by the Division. The Company would become a Massachusetts bank holding company if it acquires a second banking institution and holds and operates it separately from Danversbank.

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

Item 1A.    RISK FACTORS

        Our operations involve various risks that could have adverse consequences, including those described below. You should refer to our discussion of the qualifications and limitations on forward-looking statements on page 4.

Our Commercial Real Estate and Commercial and Industrial, or C&I, Loans May Expose Us to Increased Credit Risks, and These Risks Will Increase if We Succeed in Increasing These Types of Loans.

        Commercial real estate and C&I loans represent a significant portion of our loan portfolio. Our goal is to increase the level of our C&I, and on a more selective basis our permanent commercial real estate, segments as a proportion of our portfolio over the next several years. In general, commercial real estate loans and C&I loans generate higher returns, but also pose greater credit risks, than owner occupied residential mortgage loans. As our various commercial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

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

        We make both secured and, to a much lesser extent, unsecured C&I loans. Repayment of both secured and unsecured C&I loans depends substantially on the borrowers' underlying business, financial condition and cash flows. Unsecured loans generally involve a higher degree of risk of loss than secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers' businesses. Secured C&I loans are generally collateralized by equipment, leases, inventory, accounts receivable and other fixed assets. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

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

        The current slowdown in the sales of single-family and residential condominiums, and the related reduction in prices, has affected construction lending activities in our market area. These conditions have led us to curtail much of our construction lending activities. These same conditions have extended the durations of some of our existing construction loans, thereby increasing the risk of possible loss on these loans.

Our Continuing Concentration of Loans in Our Primary Market Area May Increase Our Risk.

        Our success depends primarily on the general economic conditions, including growth in population, income levels, deposits and housing starts, in the counties in which we conduct business. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to be unfavorable, our business may be adversely affected. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in Essex, Middlesex and, to a lesser extent, Suffolk Counties, in Eastern Massachusetts. The local economic conditions in our market area have a significant impact on the ability of our borrowers to repay their loans and the value of the collateral securing these loans. Tenant occupancy rates for commercial real estate and for residential properties have been declining in our market area. In addition, rental rates for both types of properties, particularly commercial, have also been declining. A continued decline in general economic conditions caused by inflation, recession, unemployment, a decline in real estate values, or other factors beyond our control would affect these local economic conditions and could adversely affect our financial condition and results of operations.

A Decline in Local Real Estate Values Could Reduce Our Profits.

        A large segment of our real estate loans are secured by real estate in Essex and Middlesex Counties. As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which would reduce our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses, which would reduce our profits. A future decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. In addition, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy may also have a negative effect on the ability of many of our borrowers to make timely repayments on their loans, which would have an adverse impact on our earnings. For a discussion of our market area, see "Business—Market Area and Competition" on page 5.

Recent Market Volatility May Impact Our Business and the Value of Our Common Stock.

        Our business performance and the trading price of shares of our common stock may be affected by many factors affecting financial institutions, including the recent volatility in the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and the value of debt and mortgage-backed and other securities that we hold in our investment portfolio. Government action and legislation, such as the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, which is also referred to as the Economic Stimulus Bill, may also impact us and the value of our common stock. Given the unprecedented nature of this volatility, we cannot predict what impact, if any, it will have on our business or share price and for these and other reasons our shares of common stock may trade at a price lower than that at which they were purchased.

The Recent Increase in FDIC Deposit Insurance Premiums Will Increase Our Non-Interest Expense.

        On December 16, 2008, the FDIC adopted a final rule, which took effect on January 1, 2009, increasing the deposit insurance assessment rate by seven cents per $100 of deposits. On February 27, 2009, the FDIC adopted another final rule, to take effect on April 1, 2009, that, among other things, changes the way that the FDIC's assessment system differentiates for risk and makes corresponding changes to assessment rates beginning with the second quarter of 2009. As a result, our base assessment rate will increase again on April 1, 2009. In addition, the FDIC expects to impose a one-time special assessment on June 30, 2009, which would be collected on September 30, 2009, that is currently expected to be 10 cents per $100 of deposits. The Bank estimates its one-time assessment to be approximately $1.2 million. The increase in our deposit insurance premiums will result in an increase in our non-interest expense.

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

        Changes in interest rates also affect the value of our interest-earning assets, including, in particular, the value of our investment securities portfolio, which is comprised mainly of debt securities. Generally, the value of debt securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders' equity, net of related taxes. Decreases in the fair value of securities available for sale therefore would have an adverse affect on our stockholders' equity. See "Business—Investment Activities" on page 18.

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

        We are substantially dependent on a number of key employees, including our executive officers. Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key employees and to attract and retain additional qualified personnel in the future. The loss of the services of any one of our key employees, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations. In particular, the loss of key commercial loan officers, or the failure to attract and hire additional loan officers to expand our commercial real estate and C&I lending programs could have a material adverse effect on our business strategy. In connection with the conversion, we entered into employment agreements with our Chief Executive Officer, Chief Operating Officer, Chief Lending Officer, and our Chief Financial Officer in January 2008.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

Properties

        Danversbank currently conducts its business through its main office located in Danvers, Massachusetts and 15 other offices located in Essex, Middlesex and Suffolk Counties in Massachusetts, and we plan to continue to expand our branch network as discussed above in "Business—Business Strategy" on page 5. The following table sets forth information about our offices as of December 31, 2008:

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Date of Lease Options Expiration
Main Office/Branch:
One Conant Street Danvers, Massachusetts 01923	Owned	08/18/22	NA	NA
Branch Offices:
Andover Office 18-20 Central Street Andover, Massachusetts 01810	Leased	04/01/02	03/31/12	03/31/22
Beverly Office 100 Cummings Center Suite 101K Beverly, Massachusetts 01915	Leased	01/01/07	12/30/11	NA
Boston Loan Office(1) One Post Office Square 37th Floor Boston, Massachusetts 02109	Leased	08/01/05	07/31/10	07/31/16
Boston Office(2) 86 Massachusetts Avenue Boston, Massachusetts 02115	Leased	09/09/08	01/31/19	01/31/29
Cambridge Office(2) 285 Massachusetts Avenue Cambridge, Massachusetts 02138	Leased	08/26/08	12/31/13	12/31/28
Chelsea Office 357 Beacham Street Chelsea, Massachusetts 02150	Owned	09/26/01	NA	NA
Federal Street Office 7 Federal Street Danvers, Massachusetts 01923	Leased	12/01/04	11/30/14	11/30/24
Malden Office 51 Commercial Street Malden, Massachusetts 02148	Leased	02/15/07	02/14/17	02/14/27

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Date of Lease Options Expiration
Middleton Office Two Central Street Middleton, Massachusetts 01949	Leased	08/15/98	08/14/08	08/14/18
Peabody Office Two Central Street Peabody, Massachusetts 01960	Leased	10/01/98	09/30/08	09/30/28
Reading Office 21-37 Harnden Street Reading, Massachusetts 01867	Leased	12/01/99	11/30/14	11/30/24
Revere Office 310 Broadway Revere, Massachusetts 02151	Owned	09/26/01	NA	NA
Salem Office 111-125 Canal Street Salem, Massachusetts 01970	Leased	11/01/01	10/31/11	10/31/21
Salem Office 7 Traders Way Salem, Massachusetts 01970	Leased	07/09/07	07/31/27	07/31/47
Saugus Office(3) 584 Broadway Saugus, Massachusetts 01906	Leased	07/01/06	06/30/13	06/30/23
Wilmington Office 247 Main Street Wilmington, Massachusetts 01887	Leased	02/23/07	02/22/27	02/22/47
Woburn Office 400 West Cummings Park Suite 1950 Woburn, Massachusetts 01801	Leased	04/01/02	03/30/12	03/30/22
Waltham Office(2) 775-781 Main Street Waltham, Massachusetts 02452	Leased	03/24/08	09/30/18	09/30/28
Other Properties:
Lending Center 16 High Street Danvers, Massachusetts 01923	Owned	01/30/01	NA	NA

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Date of Lease Options Expiration
Lending Center 51 High Street Danvers, Massachusetts 01923	Owned	12/14/04	NA	NA
Cash Management/Lending Office 10 Elm Street Danvers, Massachusetts 01923	Leased	11/07/07	12/31/12	12/31/18
Operations Center 75 Sylvan Street Danvers, Massachusetts 01923	Leased	07/20/07	12/31/13	12/31/28
Asset Based Lending Office 10 High Street Danvers, Massachusetts 01923	Leased	04/01/02	12/31/11	NA

(1)
The Boston office has a full branch license.

(2)
New office expected to open in early to mid 2009.

(3)
Land purchased January 30, 2009

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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

        The Company's common stock began trading on January 10, 2008 on the NASDAQ Global Select Market under the symbol "DNBK." Before that time, the Company was a mutual holding company and had never issued capital stock. The following table sets forth the high and low prices of our common stock and the dividends declared per share for the periods indicated:

	High	Low	Dividends Declared Per Share
2008
First Quarter(1)	$10.34	$9.84	$—
Second Quarter	12.15	10.05	—
Third Quarter	14.10	10.65	0.02
Fourth Quarter	13.50	10.55	0.02

(1)
Starting January 10, 2008

Holders

        As of December 31, 2008, there were 17,842,500 shares of common stock outstanding, which were held by approximately 1,132 registered holders. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

Dividends

        The Company began paying quarterly dividends on August 22, 2008 on its common stock and currently intends to continue to do so for the foreseeable future. In addition, the Board of Directors may declare and pay periodic special cash dividends in addition to, or in lieu of, regular cash dividends. In determining whether to declare or pay any dividends, whether regular or special, the Board of Directors will take into account applicable regulatory capital requirements, Danvers Bancorp, Inc.'s financial condition and results of operations, debt and equity structure, capital requirements in connection with possible future acquisitions, tax considerations, statutory and regulatory limitations, and general economic conditions. The regulatory restrictions that affect the payment of dividends by Danversbank to Danvers Bancorp, Inc. discussed below will also be considered. Danvers Bancorp, Inc. cannot guarantee that it will pay dividends or that, if paid, Danvers Bancorp will not reduce or eliminate dividends in the future. If Danvers Bancorp, Inc. issues preferred stock, the holders of the preferred stock may have dividend preferences over the holders of common stock.

        Dividends from Danvers Bancorp, Inc. may depend, in part, upon receipt of dividends from Danversbank because Danvers Bancorp, Inc. will have no source of income other than dividends from Danversbank, interest on the ESOP loan and earnings from investment of net proceeds from the conversion retained by Danvers Bancorp, Inc. Massachusetts banking law and FDIC regulations limit distributions from Danversbank to Danvers Bancorp, Inc. For example, Danversbank could not pay dividends if it were not in compliance with applicable regulatory capital requirements. See "Business—Regulation and Supervision—Massachusetts Bank Regulation—Bank Dividends" on page 27 and "Business—Supervision and Regulation—Federal Bank Regulation—Prompt Corrective Regulatory Action" on page 30. In addition, Danvers Bancorp, Inc. is subject to the Federal Reserve Board's policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by Danvers Bancorp, Inc. appears consistent with its capital needs, asset quality and overall financial condition. See "Business—Regulation and Supervision—Holding Company Regulation" on page 36.

Shares Authorized for Issuance under Equity Compensation Plans.

        At the Company's Annual Meeting of Stockholders held on September 12, 2008, the Company's stockholders approved the Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan (the "Stock Plan"). Up to 2,497,950 shares of Company common stock may be granted under the Stock Plan.

        On February 9, 2009, the Compensation Committee of the Board of Directors implemented the Stock Plan, approved the restricted stock and stock option grants, and authorized management to take the necessary steps to carry out the implementation of the Stock Plan, including the purchase of up to 713,700 shares of the Company's outstanding common shares to fund the restricted stock portion of the Stock Plan through open market transactions or negotiated block transactions. The purchases are to be made from time to time, based on open market conditions and may be suspended or terminated at any time without prior notice.

Performance Graph

        The following graph compares the performance of the Company's common stock (assuming reinvestment of dividends) with the total return for companies with the Russell 200, SNL New England Thrift Index and the SNL New England Bank Index. The calculation of total cumulative return assumes a $100 investment was made at market close on January 10, 2008, the date the Company's stock began trading after the Company's initial public offering.

	Period Ending
Index	01/10/08	03/31/08	06/30/08	09/30/08	12/31/08
DNBK	100.00	103.18	112.94	131.12	137.72
Russell 2000	100.00	95.81	96.37	95.30	70.41
SNL New England Bank	100.00	94.76	76.53	71.33	50.00
SNL New England Thrift	100.00	105.65	98.26	119.15	109.95

Use of Proceeds

        Not applicable

Repurchase of Equity Securities

        See "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Shares Authorized for Issuance Under Equity Compensation Plans" on page 48.

Item 6.    SELECTED FINANCIAL DATA

        The summary information presented below at each date or for each period is derived in part from the consolidated financial statements of the Company and Danversbank. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes beginning on page F-1 of this report.

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,727,809	$1,448,303	$1,262,597	$1,180,384	$1,075,469
Loans, net	1,106,815	899,401	871,114	813,908	715,673
Securities available for sale, at fair value	490,845	406,715	273,083	260,416	268,882
Bank-owned life insurance	24,826	23,665	22,694	21,952	21,342
Deposits	1,118,283	998,148	953,220	892,120	826,334
Stock subscriptions	—	162,859	—	—	—
Short-term borrowings	168,276	23,800	30,934	119,482	41,372
Long-term debt	163,022	145,042	167,899	71,235	116,364
Subordinated debt	29,965	29,965	29,965	24,810	24,810
Stockholders' equity	233,008	73,496	65,079	59,034	55,668
Selected Operating Data:
Interest and dividend income	$85,530	$80,324	$73,726	$59,223	$50,264
Interest expense	38,348	43,168	37,184	23,089	18,181

Net interest income	47,182	37,156	36,542	36,134	32,083
Provision for loan losses	4,225	800	1,000	1,250	750

Net interest income, after provision for loan losses	42,957	36,356	35,542	34,884	31,333
Non-interest income	7,027	5,780	5,012	6,322	5,208
Non-interest expense	55,390	36,967	35,583	33,929	30,786

Income (loss) before income taxes	(5,406)	5,169	4,971	7,277	5,755
Provision (benefit) for income taxes	(2,703)	815	734	2,019	1,735

Net income (loss)	$(2,703)	$4,354	$4,237	$5,258	$4,020

Dividends paid per common share	$0.04	N/A	N/A	N/A	N/A
Dividend payout ratio (annualized)(1)	N/A	N/A	N/A	N/A	N/A
Earnings per share (basic)(1)	N/A	N/A	N/A	N/A	N/A
Earnings per share (diluted)(1)	N/A	N/A	N/A	N/A	N/A

(1)
Not applicable for the year ended December 31, 2008, as the Company did not issue stock until January 9, 2008.

	At or For the Years Ended December 31,
	2008		2007	2006	2005	2004
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (net income to average total assets)	-0.17%		0.34%	0.34%	0.46%	0.39%
Return on equity (net income to average equity)	-1.25%		6.50%	6.90%	9.30%	7.45%
Net interest rate spread(1)	2.61%		2.63%	2.74%	3.15%	3.19%
Net interest margin(2)	3.22%		3.08%	3.10%	3.40%	3.37%
Efficiency ratio(3)	101.96	%(4)	85.82%	85.31%	79.53%	82.02%
Non-interest expenses to average total assets	3.56	%(4)	2.89%	2.87%	3.00%	3.00%
Average interest-earning assets to interest bearing liabilities	1.23x		1.12x	1.11x	1.12x	1.10x
Asset Quality Ratios:
Non-performing assets to total assets	0.41%		0.55%	0.46%	0.22%	0.30%
Non-performing loans to total loans	0.53%		0.48%	0.65%	0.31%	0.26%
Allowance for loan losses to non-performing loans	204.53%		207.34%	181.02%	391.58%	477.11%
Allowance for loan losses to total loans	1.08%		1.00%	1.18%	1.22%	1.25%
Capital Ratios:
Risk-based capital (to risk-weighted assets)	22.03%		10.99%	11.09%	10.82%	11.40%
Tier 1 risk-based capital (to risk-weighted assets)	21.03%		9.57%	9.19%	9.22%	9.49%
Tier 1 leverage capital (to average assets)	16.55%		6.94%	6.87%	6.98%	6.85%
Stockholders' equity to total assets	13.49%		5.07%	5.15%	5.00%	5.18%
Average stockholders' equity to average assets	13.96%		5.24%	4.95%	5.00%	5.26%
Other Data:
Number of full service offices	16		15	14	14	14
Full time equivalent employees	269		247	237	246	246

(1)
The net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)
The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)
The efficiency ratio represents non-interest expense for the period minus expenses related to the amortization of intangible assets divided by the sum of net interest income (before the loan loss provision) plus non-interest income.

(4)
Increase due to the contribution to the Danversbank Charitable Foundation and payout of the Company's Phantom Stock Plan, as a result of the conversion, in the amount of $6,850,000 and $3,743,000, respectively in the first quarter of 2008.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The purpose of Management's Discussion and Analysis is to focus on certain significant factors, that have affected our operating results and financial condition, and to provide shareholders a more comprehensive review of the financial data contained in the report. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this report.

General

        Danvers Bancorp, Inc. is the holding company for Danversbank. Danversbank is a community bank primarily providing commercial and industrial, or C&I, commercial real estate and residential mortgage loans and a variety of retail deposit products and services to our business and retail customers. Long-
term growth is an essential element in our business plan. Lending is the major driver of revenue and we are committed to supporting our loan growth. We recognize that loan and deposit growth are interdependent and over the long term both must grow consistently. One of our biggest challenges is to grow our customer base and to grow the depth and breadth of our customer relationships. We address this challenge by maintaining our focus on anticipating, understanding and assisting our customers in achieving their financial goals.

        Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Interest income represented 92.4% and 93.3% of our total revenue for the years ended December 31, 2008 and 2007, respectively, and our net interest margin was 3.22% and 3.08%, respectively.

        Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of the regulatory agencies. General economic conditions and a continued decline in the real estate markets could affect the demand for our loan and other products and the ability of borrowers to repay loans, which could in turn lead to a decline in credit quality and increased loan losses. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. As noted above in the section of this report titled "Business—Regulation and Supervision—Troubled Asset Relief Program ("TARP")," on October 3, 2008, the Emergency Economic Stabilization Act of 2008, or EESA, was signed into law providing for, among other things, $700 billion in funding to the U.S. Treasury to purchase troubled assets from financial institutions. On October 14, 2008, the Treasury, the Federal Reserve, and the FDIC issued a joint statement announcing additional steps aimed at stabilizing the financial markets, including a $250 billion voluntary Capital Purchase Program, or CPP, that allows qualifying financial institutions to sell preferred shares to the Treasury. Institutions that participate in the CPP are restricted in their ability to make future stock repurchases and to increase dividend payments to shareholders for a period of three years. The Company's board of directors and management evaluated the benefits and drawbacks of participation in the CPP and determined not to apply for funds under the CPP, given the Company's current status as a well-
capitalized financial institution in light of its recent conversion and stock offering.

        Results of operations are also affected by fee income from banking and non-banking operations, provisions for loan losses, loan servicing and other non-interest income. Non-interest expense principally consists of employee compensation and employee benefits, office occupancy and equipment expense, data processing, advertising, business development and other expense. We use the efficiency ratio (non-interest expense for the period minus expenses related to the amortization of intangible assets divided by the sum of net interest income (before the loan loss provision) plus non-interest income) and the expense ratio (non-interest expense to total average assets) as the primary measurements to monitor and control non-interest expense. For the years ended December 31, 2008 and 2007, our efficiency and expense ratios were 101.96% and 3.56% and 85.82% and 2.89%, respectively. Despite our continued balance sheet growth, the industry-wide margin compression has mitigated much of the associated revenue growth over the past two years, thereby contributing to the adverse trends in our efficiency and expense ratios. As a result of the Conversion, we incurred a number of one-time expenses that adversely impacted our expense ratios. Management has implemented various expense reduction initiatives aimed at controlling our non-interest expenses. Danversbank's net interest margin improved during the year ended December 31, 2008 and revenues have also increased. In the absence of further margin compression, management expects revenues will eventually rise and that as a result, the adverse trends with our efficiency ratio will abate.

        Post Conversion.    While this discussion focuses primarily on past performance, there are several facets of our operation that were significantly affected in 2008 due to the Conversion.

        The offering proceeds have substantially increased our capital and our capital ratios have increased accordingly. As we deploy the capital over the next several years, we expect these ratios will decline.

        Our gross revenues benefited from the earnings on the offering proceeds. However, our non-interest expenses also increased as a result of becoming a public company, particularly in the areas of audit, investor relations, periodic filings, and compliance with new internal control reporting and governance requirements and branch expansion. We also incurred higher legal costs and other miscellaneous holding company expenses. There were increased expenses associated with employee benefits, particularly our new employee stock ownership plan and phantom stock plan for which the change in control provisions were triggered by the conversion.

        The contribution to establish the Danversbank Charitable Foundation, Inc. resulted in a $6.9 million one-time charge in the first quarter of 2008. The Conversion also resulted in a $3.7 million one-time charge during the first quarter of 2008 related to the immediate vesting and payout of Danversbank's Phantom Stock Plan.

Critical Accounting Policies

        Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. We consider the following to be critical accounting policies:

        Allowance for Loan Losses.    The determination of the allowance for loan losses is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary. The allowance is evaluated on a regular basis by management and the Board of Directors and is based on a periodic review of the collectibility of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect borrowers' ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. For a full discussion of the allowance for loan losses, please refer to "Business—Asset Quality—Allowance for Loan Losses" on page 15.

        Other Real Estate Owned.    Other real estate owned ("OREO") includes property acquired through foreclosure or deed in lieu of foreclosure and is recorded fair value, less estimated costs to sell, at the time of acquisition. The excess, if any, of the loan balance over the fair value of the property at the time of transfer from loans to OREO is charged to the allowance for loan losses. Subsequent to the transfer to OREO, if the fair value of the property less estimated selling costs is less than the carrying value of the property, the deficiency is charged to income. Due to changing market conditions, there are inherent uncertainties in the assumptions with respect to the estimated fair value of OREO.

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

        A valuation allowance related to deferred tax asset is established when, in the judgment of management, it is more likely than not all or a portion of such deferred tax assets will not be realized (See Note 14 to Consolidated Financial Statements beginning on page F-28).

        This discussion has highlighted those accounting policies that management considers critical; however, all accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 1 to the Consolidated Financial Statements beginning at page F-8 to gain a better understanding of how our financial performance is measured and reported.

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

        The following table sets forth average balance sheets, average yields and costs and certain other information for the periods indicated:

	Years Ended December 31,
	2008			2007			2006
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents and certificates of deposit	$41,480	$1,100	2.65%	$10,072	$506	5.02%	$17,502	$828	4.73%
Debt securities:(1)
U.S. Government	2,027	78	3.85	2,341	109	4.66	2,604	102	3.92
Gov't-sponsored enterprises and FHLMC	174,224	8,390	4.82	201,700	9,203	4.56	242,093	7,987	3.30
Mortgage-backed	206,237	10,302	5.00	97,324	5,200	5.34	27,484	1,236	4.50
Municipal bonds	19,008	773	4.07	14,584	588	4.03	3,234	121	3.74
Other	283	14	4.95	359	20	5.57	361	19	5.26
Equity securities	11,447	403	3.52	10,536	752	7.14	11,058	697	6.30
Real estate mortgages(2)	581,447	36,401	6.26	553,920	39,299	7.09	576,649	40,679	7.05
C&I loans(2)	364,216	24,572	6.75	263,667	21,750	8.25	254,634	19,821	7.78
IRBs(2)	56,331	2,746	4.87	43,106	2,117	4.91	32,514	1,541	4.74
Consumer loans(2)	9,310	751	8.07	9,876	780	7.90	9,353	695	7.43

Total interest-earning assets	1,466,010	85,530	5.83	1,207,485	80,324	6.65	1,177,486	73,726	6.26

Allowance for loan losses	(10,214)			(9,840)			(10,320)

Total earning assets less allowance for loan losses	1,455,796			1,197,645			1,167,166
Non-interest-earning assets	98,162			80,898			73,663

Total assets	$1,553,958			$1,278,543			$1,240,829

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts(7)	$178,801	2,308	1.29	$165,386	1,616	0.98	$174,372	872	0.50
Money market accounts	417,127	11,724	2.81	335,448	13,764	4.10	279,208	9,795	3.51
Term certificates(3)(7)	360,500	14,310	3.97	352,319	17,140	4.86	363,853	15,630	4.30

Total deposits	956,428	28,342	2.96	853,153	32,520	3.81	817,433	26,297	3.22
Borrowed funds:
Short-term borrowings	46,409	573	1.23	43,655	1,141	2.61	53,875	1,439	2.67
Long-term debt	158,102	7,131	4.51	148,265	6,914	4.66	158,634	7,151	4.51
Subordinated debt	29,965	2,302	7.68	29,965	2,593	8.65	26,251	2,297	8.75

Total interest-bearing liabilities	1,190,904	38,348	3.22	1,075,038	43,168	4.02	1,056,193	37,184	3.52

Non-interest-bearing deposits(8)	138,481			126,965			113,925
Other non-interest-bearing liabilities	7,596			9,543			9,267

Total non-interest-bearing liabilities	146,077			136,508			123,192

Total liabilities	1,336,981			1,211,546			1,179,385
Stockholders' equity	216,977			66,997			61,444

Total liabilities and stockholders' equity	$1,553,958			$1,278,543			$1,240,829

Net interest income		$47,182			$37,156			$36,542

Net interest rate spread(4)			2.61%			2.63%			2.74%

Net interest-earning assets(5)	$275,106			$132,447			$121,293

Net interest margin(6)			3.22%			3.08%			3.10%

Ratio of interest-earning assets to total interest-bearing liabilities	1.23x			1.12x			1.11x

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

	Years Ended December 31, 2008 vs. 2007			Years Ended December 31, 2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Increase (Decrease)			Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents and certificates of deposit	$1,578	$(984)	$594	$(352)	$30	$(322)
Debt securities:
U.S. Government	(15)	(16)	(31)	(10)	17	7
Gov't-sponsored enterprises and FHLMC	(1,254)	441	(813)	(1,333)	2,549	1,216
Mortgage-backed	5,819	(717)	5,102	3,141	823	3,964
Municipal bonds	178	7	185	425	42	467
Other	(4)	(2)	(6)	—	1	1
Equity securities	65	(414)	(349)	(33)	88	55
Real estate mortgages	1,953	(4,851)	(2,898)	(1,603)	223	(1,380)
C&I loans	8,294	(5,472)	2,822	703	1,226	1,929
IRBs	649	(20)	629	502	74	576
Consumer loans	(45)	16	(29)	39	46	85

Total interest-earning assets	17,218	(12,012)	5,206	1,479	5,119	6,598

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	131	561	692	(45)	789	744
Money market accounts	3,351	(5,391)	(2,040)	1,973	1,996	3,969
Term certificates	398	(3,228)	(2,830)	(495)	2,005	1,510

Total deposits	3,880	(8,058)	(4,178)	1,433	4,790	6,223
Borrowed funds:
Short-term borrowings	72	(640)	(568)	(273)	(25)	(298)
Long-term debt	459	(242)	217	(467)	230	(237)
Subordinated debt	—	(291)	(291)	325	(29)	296

Total interest-bearing liabilities	4,411	(9,231)	(4,820)	1,018	4,966	5,984

Increase (decrease) in net interest income	$12,807	$(2,781)	$10,026	$461	$153	$614

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

        Total Assets.    Total assets increased by $279.5 million, or 19.3%, from $1,448.3 million at December 31, 2007 to $1,727.8 million at December 31, 2008. This growth primarily resulted from the expansion of the loan portfolio and to a lesser extent an increase in the securities portfolio as described below. These increases were funded by a combination of the proceeds from the conversion and stock offering of $174.6 million, in-market deposits and a mix of short and long-term borrowing.

        Cash and Cash Equivalents.    Cash, correspondent bank balances and cash equivalents consisting of federal funds sold decreased by $32.7 million to $33.1 million at December 31, 2008. This decrease in short-term liquidity was the result of the Company taking advantage of some of the attractive credit opportunities that have presented themselves over the past twelve months.

        Securities Available for Sale.    The investment portfolio aggregated $490.8 million at December 31, 2008, an increase of $84.1 million, or 20.7%, from $406.7 million at December 31, 2007. This increase in the securities portfolio was largely due to mortgage-backed securities increasing by $82.9 million. The Company decided to take advantage of some favorable yields available on mortgage-backed securities during the period. In addition, the Company opted to replace some fixed-rate government-sponsored enterprises securities with adjustable-rate mortgage-backed securities in 2008.

        Net Loans.    Net loans as of December 31, 2008 were $1,106.8 million, an increase of $207.4 million, or 23.1%, over net loan balances of $899.4 million as of December 31, 2007. Most segments of the loan portfolio increased in 2008. The most significant increases occurred in C&I loans, construction loans and commercial real estate loans, which increased $170.7 million, $14.3 million and $13.1 million, respectively. In 2008, the Company continued to focus much if its resources and origination activities on business lending and related services and the increase in commercial loan types is a reflection of those efforts.

        Deposits.    Deposits increased by $120.1 million, or 12.0%, to $1,118.2 million at December 31, 2008 from $998.1 million at December 31, 2007. For the year, the Company experienced increases in most deposit categories with the most notable increase, $103.1 million, occurring in the Company's money market category. The competition for deposits in our primary markets subsided early in the year but then intensified in the later portion of 2008. Raising in-market deposits remains a critical component of the Company's strategy for funding its growth.

        Borrowed Funds.    Funds borrowed from the FHLBB increased by $157.0 million, or 108.2%, to $302.0 million at December 31, 2008 from $145.0 million at December 31, 2007. Due to very strong loan demand and attractive yields on mortgage-backed securities, the Company utilized FHLBB borrowings to augment its overall funding objectives in 2008. In particular, overnight advance rates during the fourth quarter declined in some instances to between six and seven basis points. As a result, the vast majority of the increase in FHLB advances represents overnight borrowings. As of December 31, 2008, the Company had outstanding $29.3 million in overnight repurchase agreements compared to $23.8 million at December 31, 2007. There was fairly limited activity from this funding source over the past year.

        Stockholders' Equity.    Stockholders' equity increased by $159.5 million, or 217.0%, to $233.0 million at December 31, 2008 from a balance of $73.5 million as of December 31, 2007. This increase in stockholders' equity was primarily due to the inflow of proceeds from the stock conversion of $174.6 million, augmented by an increase in the net unrealized gains on available for sale securities, net of tax, of $1.7 million. Stockholder's equity was reduced by $13.4 million in unallocated common shares held by the Employee Stock Ownership Plan, dividends declared of $656,000 and a net loss for the year of $2.7 million.

Comparison of Operating Results For the Years Ended December 31, 2008 and December 31, 2007

        Net Income (Loss).    Net income decreased $7.1 million, or 162.1%, to a net loss of $2.7 million for the year ended December 31, 2008 compared to $4.4 million net income for the year ended December 31, 2007. The decrease was primarily related to two non-recurring items: a $6.9 million pretax charge related to the establishment of the Danversbank Charitable Foundation and a $3.7 million pretax charge related to the acceleration of the Company's phantom stock plan. Both charges are directly related to the Company's conversion in 2008 from a mutual form of organization to a public stock holding company. Due to the growth of the loan portfolio during 2008, the Company's provision for loan losses increased $3.4 million to $4.2 million for the year ended December 31, 2008. In addition, the Company incurred $2.8 million in OREO expense in 2008 primarily related to a residential subdivision that was sold during the third quarter.

        Net Interest Income.    Net interest income increased to $47.2 million for the year ended December 31, 2008 compared to $37.1 million in 2007. Increases in interest income are the result of higher levels of interest-earning assets that were partially offset by higher levels of interest-bearing liabilities and the decrease in funding costs related to those liabilities. The cumulative effect of a larger balance sheet and a 14 basis point increase in our net interest margin was a $10.0 million or 27.0% increase in net interest income between the comparative time periods. Our net interest margin was 3.22% for the year ended December 31, 2008 compared to 3.08% for the year ended December 31, 2007.

        Interest and Dividend Income.    Interest income increased $5.2 million, or 6.5%, to $85.5 million for 2008 from $80.3 million for the prior year. The increase was due primarily to higher levels of interest-earning assets. In 2008 as compared to 2007, average loans outstanding increased on average by $140.7 million, or 16.2%. At the same time, the yield earned on loans decreased by 98 basis points, or 13.3%, to 6.37%, a change that reflected the general decrease in market interest rates in 2008. Consistent with the rate environment, yields on investment securities also decreased when compared to 2007, falling by 3 basis points to 4.83% for the year ended December 31, 2008. An $86.4 million net increase in the average balances of investment securities in 2008 contributed to a higher level of interest income.

        Interest Expense.    Interest expense decreased $4.8 million, or 11.2%, to $38.3 million for the year ended December 31, 2008 from $43.2 million in the prior year. The primary reason was a decrease in the rates paid on interest-bearing deposits and borrowings, which declined by 80 basis points to 3.22% for 2008 from 4.02% for 2007. The result was a decrease in interest expense of $9.2 million. The fall in deposit and borrowing rates reflected the generally lower interest rate environment in 2008 compared to 2007. This was coupled with an increase in the average balance of interest-bearing liabilities of $115.9 million to an average of $1,190.9 million for 2008 from an average of $1,075.0 million for 2007. The increase in these average balances resulted in a $4.4 million increase in interest expense.

        Provision for Loan Losses.    The Company's provision for loan losses increased by $3.4 million, or 428.1%, to $4.2 million in 2008 from $800,000 in 2007. Provisions in both years were reflective of growth in the loan portfolio, an evaluation of the quality of the loan portfolio, and net charge-offs, the difference between loan charge-offs and recoveries on loans previously charged off. In particular, the Company's total loan portfolio grew by $211 million in 2008 after experiencing reasonably modest growth in 2007. Net charge-offs were $1.2 million and $2.1 million for the years ended 2008 and 2007, respectively. A significant portion of the Company's charge-offs in 2007 was related to one credit that had been a management concern for quite some time. Prior to recording the $1.4 million charge, the amount was accounted for in the unallocated portion of the reserve. Charge-offs for 2008 were more in line with the Company's historical loss experience and the charges were spread over a number of credits and product types. As a result of the higher provision and lower net charge-offs, the allowance for loan losses increased to $12.1 million at December 31, 2008 and represented 1.08% of total loans, as compared to an allowance of $9.1 million, or 1.00% of total loans at December 31, 2007.

        Non-interest Income.    Total non-interest income increased to $7.0 million in 2008 from $5.8 million in 2007. The Company continued to expand its deposit account service charges in 2008 and as a result there was an increase in service charges on deposit accounts of $119,000. Gains realized on the sale of securities increased by $921,000. Most of the gains occurred early in the year as management chose to sell some fixed-rate investment securities and replace them with adjustable rate investments in an effort to protect the portfolio against a rise in interest rates. Income on bank-owned life insurance increased $190,000 as a result of modestly higher yields on those holdings. Other operating income increased, in aggregate, $357,000 between the comparable time periods, primarily as a result of increases in debit card and wire transfer fee income. These fees reflect an overall increase in customer usage for these services.

        Non-interest Expense.    Non-interest expense increased $18.4 million, or 49.8%, to $55.4 million in 2008 as compared to $37.0 million in 2007. The 2008 increase includes two non-recurring items: a $6.9 million pretax charge related to the establishment of the Danversbank Charitable Foundation and a $3.7 million pretax charge related to the acceleration of the Company's phantom stock plan. Including the charge for the phantom stock plan, an $827,000 increase in ESOP expense, a $375,000 increase in SERP expense and the increase in compensation costs related to the new asset based lending group and new branch personnel, salaries and employee benefits expenses increased, in aggregate, $5.6 million, or 25.3%, to $28.0 million for the year ended December 31, 2008. There was also an increase in other real estate owned expense of $2.8 million, primarily due to the large residential subdivision that was sold during the third quarter of 2008. Occupancy expense increased $571,000, or 12.7%, to $5.1 million for 2008 primarily due to an increase in leases related to our expanding branch footprint. Other operating expense increased $1.8 million for the year. Included in this increase were increases in deposit insurance of $800,000, franchise taxes of $117,000 as a newly-chartered Delaware corporation, increases in ATM expense, due to increased activity, and higher Board of Director and audit fees as a result of becoming a public company.

        Income Taxes.    The Company recorded an income tax benefit of $2.7 million for the year ended December 31, 2008, a decrease of $3.5 million, compared to an expense of $815,000 for the year ended December 31, 2007. The combined federal and state effective tax rate was 50.0% in 2008, compared to 15.8% in 2007. Due to the one-time expenses associated with the stock conversion, the Company recorded a substantial pre-tax loss. The combination of this loss with the other tax strategies the Company has in place resulted in the recognition of an income tax benefit.

        In February 2008, the Company determined that the interest disallowance for its Industrial Revenue Bonds was applied incorrectly on the Company's tax return. This resulted in an understatement of income tax expense of $342,000, $255,000 and $138,000 or 6.6%, 5.1% and 19.0% as a percentage of income before income taxes for the years ended December 31, 2007, 2006 and 2005, respectively. This expense was recognized in 2008.

        On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing the tax rate on net income applicable to financial institutions. The rate drops from the current rate of 10.5% to 10.0% for tax years beginning on January 1, 2010, 9.5% for tax years beginning on or after January 1, 2011, and to 9.0% for tax years beginning on or after January 1, 2012 and thereafter. As a result, the Company revalued its net deferred tax asset, and incurred an additional $182,000 of income tax expense in 2008.

Comparison of Operating Results For the Years Ended December 31, 2007 and December 31, 2006

        Net Income.    Net income increased $117,000, or 2.8%, to $4.4 million for the year ended December 31, 2007 compared to $4.2 million for the year ended December 31, 2006. Increases in net interest income and non-interest income were largely offset by an increase in non-interest expense during 2007.

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

        Interest and Dividend Income.    Interest income increased $6.6 million, or 9.0%, to $80.3 million for 2007 from $73.7 million for the prior year. The increase was due primarily to higher average yields across most asset categories. In 2007 as compared to 2006, there was a slight decrease in average loans outstanding, which declined on average by $2.6 million, or 0.3%. At the same time, the yield earned on loans increased by 16 basis points, or 2.2%, to 7.35%, a change that reflected the generally higher levels of market interest rates for most of 2007. In particular, the Company's prime lending rate did not begin to decline until September 2007. Consistent with the rate environment, yields on investment securities also increased significantly when compared to 2006, rising by 132 basis points to 4.86% for the year ended December 31, 2007. A $40.0 million net increase in the average balances of investment securities in 2007 also contributed to a higher level of interest income.

        Interest Expense.    Interest expense increased $6.0 million, or 16.1%, to $43.2 million for the year ended December 31, 2007 from $37.2 million in the prior year. The primary reason was an increase in the rates paid on interest-bearing deposits and borrowings, which rose by 50 basis points to 4.02% for 2007 from 3.52% for 2006, increasing interest expense by $5.0 million. The rise in deposit and borrowing rates reflected the aforementioned higher interest rate environment in 2007. This was coupled with an increase in the average balance of interest-bearing liabilities of $18.8 million to an average of $1,075.0 million for 2007 from an average of $1,056.2 million for 2006. The increase in these average balances resulted in a $1.0 million increase in interest expense.

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

        Non-interest Expense.    Non-interest expense increased $1.4 million, or 3.9%, to $37.0 million in 2007 as compared to $35.6 million in 2006. The increases were primarily attributable to increases in salaries and employee benefits, and to a lesser extent an increase in equipment expense. Salaries and employee benefits expenses increased $1.2 million, or 5.6%, to $22.3 million for the year ended December 31, 2007. Merit increases and normal salary administration accounted for most of the difference, supplemented by a $250,000 increase in medical insurance costs and increases associated with Danversbank's supplemental executive retirement plans, or SERPs, and phantom stock plan. Equipment expense increased $317,000, or 12.7%, to $2.8 million for 2007 primarily due to an increase in equipment depreciation related to our expanding branch and premises footprint.

        Income Taxes.    Income tax expense was $815,000 for the year ended December 31, 2007, an increase of $81,000, compared to $734,000 for the year ended December 31, 2006. The combined federal and state effective tax rate was 15.8% in 2007, compared to 14.8% in 2006. The Company has implemented a combination of tax strategies over the past few years that include the formation of two Massachusetts securities corporations, investing in tax free life insurance contracts and the expansion of its holdings of municipal securities. These initiatives, combined with a reversal of a pre-2002 tax over-accrual in 2006, resulted in a significant decrease in the Company's effective corporate tax rate between the two years.

Off-Balance Sheet and Derivative Transactions

        On occasion, Danversbank has engaged in hedging activities as part of the asset/liability management process. In each case, the hedge was established to protect a portion of the interest income on our variable rate loan portfolio from a decline in interest rates. We document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet. In conjunction with an independent third party, we also assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in fair values or cash flows of hedged items.

        In February 2006, we entered into a five-year interest rate collar contract at a cost of $101,000. The nominal value of the collar is $55 million, and Danversbank is paid if the Prime rate falls below 6%. Conversely, Danversbank is obligated to pay the counterparty if the Prime rate rises above 9.5%. At the time of purchase, Danversbank's documentation of the intended hedging strategy did not meet the strict requirements of SFAS 133. As a result, Danversbank concluded that hedge accounting should not be applied to the hedging relationship. The contract was accounted for at fair value, and for the year ended December 31, 2006 we recognized a loss of $81,000, which is included in non-interest income. Effective February 9, 2007, when the fair value of the collar was zero, Danversbank designated the collar in a cash flow hedging relationship in accordance with SFAS 133. Therefore, the instrument was recorded on the balance sheet at fair value, and related gains and losses were recorded in other comprehensive income. If, when periodically assessing the contract, it is determined that some portion or all of the hedge can no longer be matched against specific assets, then a commensurate portion of the resulting gains or losses must be recorded through earnings. The collar was sold in August of 2007.

        The Company offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of this program are not designated in SFAS 133-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset one another through earnings.

        During 2008, the Company entered into five of these interest rate swap agreements that mature at various dates ranging from December 31, 2010 through May 1, 2015. The notional amount of the interest rate swaps was $46,040,000 with a variable pay rate of the 1 Month LIBOR and a fixed receive rate ranging from 4.10% through 7.29%.

        As of December 31, 2008, the fair value of derivative assets and liabilities associated with the Company's program to provide derivatives to certain borrowing customers was $1,761,000 and $1,796,000, respectively, which includes an adjustment related to the consideration of nonperformance risk in accordance with SFAS 157 of $(82,000) and $47,000, respectively. Changes in fair value related to these non-hedge derivatives is recorded in other income. Fees earned in connection with the execution of derivatives related to this program are recognized in other non-interest income.

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

Impact of Recent Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

        As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). In February 2008, the FASB issued a Staff Position which delays the effective date of Statement No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company adopted this statement, except for items covered by the Staff Position, as of January 1, 2008 and the adoption did not have a material impact on the Company's consolidated financial statements. See Note 21—To the Consolidated Financial Statements beginning on page F-40.

        In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3")." FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued and did not have an impact on the Company's consolidated financial statements.

        In September 2006, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06-04, "Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". The issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-04, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability is recognized in accordance with applicable authoritative guidance. This EITF was adopted by the Company on January 1, 2008 and did not have a material impact on the Company's consolidated financial statements.

        In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement. An entity will report unrealized gains and losses in items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may generally be applied instrument by instrument and is irrevocable. This Statement was adopted by the Company on January 1, 2008 and did not have an impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("Statement No. 141(R)"). Statement No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed and non controlling interests in the acquiree. Statement No. 141(R) further addresses how goodwill acquired or a gain from a bargain purchase is to be recognized and measured and determines what disclosures are needed to enable users of the financial statements to evaluate the effects of the business combination. Statement No. 141(R) is effective prospectively for business combinations for which the acquisition date is on or after December 15, 2008.

        In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin ("ARB") No. 51." This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008 and did not have a material impact on the Company's consolidated financial statements.

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect and entity's financial position, financial performance and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008 and did not have a material impact the Company's consolidated financial statements.

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

        Within management, the responsibility for risk management rests with the Risk Management Committee chaired by the Executive Vice President and Chief Operating Officer, the Chief Executive Officer, Chief Information Officer, Chief Financial Officer, Compliance Officer and a number of other senior department heads. The Risk Management Committee periodically reviews the status of our risk management practices, internal and external audit findings, new business, product or service initiatives, emerging regulatory compliance standards and issues, technology initiatives, insurance, the activities of the Asset/Liability Committee, or ALCO, with respect to monitoring interest rate and liquidity risk and a host of other operational issues. The committee tracks any open items requiring corrective action with the goal of ensuring that each item is addressed on a timely basis. The Executive Vice President and Chief Operating Officer reports activities of the Risk Management Committee and status of risk management practices directly to the Danvers Bancorp, Inc. Audit Committee.

        Management of Credit Risk.    Danversbank considers credit risk to be the most significant risk it faces, in that it has the greatest potential to affect our financial condition and operating results. Credit risk is managed through a combination of policies established by the Board of Directors of Danversbank, the monitoring of compliance with these policies, and the periodic evaluation of loans in the portfolio, including those with problem characteristics. In general, Danversbank's policies establish maximums on the amount of credit that may be granted to a single borrower (including affiliates), the aggregate amount of loans outstanding by type in relation to total assets and capital, loan concentrations, underwriting authority and approval limits and processes. Collateral and debt service coverage ratios and other underwriting criteria are also specified. Policies also exist with respect to performing periodic credit reviews, the rating of loans, when loans should be placed on non-performing status and factors that should be considered in establishing Danversbank's allowance for possible loan losses. Management is aided in these efforts by the use of an independent third party that conducts outside reviews of Danversbank's loan portfolio three times per year. For additional information, refer to "Business—Lending Activities" on page 6.

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

        For December 31, 2008, we used a simulation model to project changes for three rate scenarios. No simulation was run for the falling rate scenarios given that the Federal Funds rate is currently in the range between 0 and 25 basis points. This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario. In each of these instances, Federal Funds is used as the driving rate.

        The table below sets forth, as of December 31, 2008, the estimated changes in Danversbank's net interest income that would result.

	Net Portfolio Value(2)			Net Interest Income
					Increase (Decrease) in Estimated Net Interest Income
		Estimated Increase (Decrease)
Change in Interest Rates (basis points)(1)	Estimated NPV			Estimated Net Interest Income
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+300bp	$182,696	$(73,077)	-28.6%	$43,175	$(9,605)	-18.2%
+200bp	208,007	(47,766)	-18.7%	47,405	(5,375)	-10.2%
+100bp	234,015	(21,758)	-8.5%	50,667	(2,113)	-4.0%
0bp	255,773	—	0.0%	52,780	—	0.0%

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

        For the rising interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points. At December 31, 2008, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

        Our primary sources of funds are from deposits, amortization, prepayments, the maturity of loans and mortgage-backed securities and the maturity of other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by the interest rate environment, economic conditions and competition. We maintain excess funding in the form of cash and short-term interest-bearing deposits with one or more of our correspondent banking relationships. At December 31, 2008, cash and due from banks and cash equivalents totaled $33.1 million or 1.9% of total assets.

        We also rely on borrowings from the FHLBB as an additional funding source. Over the past several years, Danversbank has expanded its use of FHLBB advances to fund growth in the loan portfolio and to assist in the management of its interest rate risk. Danversbank's deposits increased by $120.1 million during the year ended December 31, 2008, and this was augmented by increases in outstanding FHLBB advances of $157.0 million. As of December 31, 2008, we had the ability to borrow an additional $225.8 million from the FHLBB.

        We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. Danversbank anticipates that it will continue to have sufficient funds and alternative funding sources to meet its commitments.

        We intend to expand our lending activities. The cash flow required to fund those potential increases in loans will likely be provided primarily by increases in deposits, as we implement our strategy to expand our franchise geographically and to increase our deposit market share in areas where Danversbank already has a presence. To the extent that cash flow provided by our deposit-gathering efforts does not completely fund increases in loans and investments, we will likely borrow funds from the FHLBB to provide the necessary cash flow. The capital necessary to support future growth in assets is anticipated to be provided by our capital resources in hand following the conversion, augmented over time by increases from net income, net of dividends paid, if any.

        Contractual Obligations.    The following table presents information indicating various contractual obligations and commitments of Danversbank as of December 31, 2008 and their respective maturity dates:

	Up to One Year	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$139,800	$14,425	$32,000	$15,000	$100,797	$302,022
Repurchase agreements(1)	29,276	—	—	—	—	29,276
Subordinated debt	—	—	—	—	29,965	29,965
Operating leases	2,273	2,204	2,178	1,794	9,392	17,841

Total	$171,349	$16,629	$34,178	$16,794	$140,154	$379,104

(1)
All repurchase agreements mature on a daily basis and are secured by obligations of government-sponsored enterprises.

        Loan Commitments.    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents information indicating various Danversbank's loan commitments outstanding and their respective maturity dates as of December 31, 2008:

	One Year or Less	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(In thousands)
Commitments to grant loans	$13,604	$—	$—	$—	$—	$13,604
Unfunded commitments under lines of credit	240,295	—	—	—	—	240,295
Unadvanced funds on construction loans	12,194	2,462	2,607	11,008	12,803	41,074
Commercial and standby letters of credit	4,204	278	—	64	4,924	9,470

	$270,297	$2,740	$2,607	$11,072	$17,727	$304,443

        Management of Other Risks.    Two additional risk areas that receive significant attention by management and the Board of Directors are operational risk and compliance risk. Operational risk is the risk to earnings and capital arising from control deficiencies, problems with information systems, fraud, error or unforeseen catastrophes. Compliance risk is the risk arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies and procedures or ethical standards. Compliance risk can expose Danversbank to fines, civil money penalties, payment of damages and the voiding of contracts.

        Danversbank addresses such risks through the establishment of comprehensive policies and procedures with respect to internal controls, the management and operation of its information and communication systems, business contingency and disaster recovery, and compliance with laws, regulations and banking industry "best practice." Monitoring of the effectiveness of policies, procedures and our internal control structure is performed through a combination of Danversbank's internal audit program, through periodic internal and third-party compliance reviews, and through the ongoing attention of our managers charged with supervising compliance and operational controls. Oversight of these activities is provided by the Internal Audit, Risk Management Committee and the Audit Committee of the Board of Directors of the Company.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements of Danvers Bancorp, Inc. begin on page F-1 of this annual report.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company's President and Chief Executive Officer, its Executive Vice President and Chief Operating Officer, and other members of its senior management team have evaluated the effectiveness of the Company's disclosure controls and procedures as defined under the Securities and Exchange Act of 1934 Rules 13a-15(e), as amended, (the "Exchange Act"). Based upon their evaluation the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer, the Senior Vice President and Chief Financial Officer, and the Senior Vice President and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures, as for the end of the period covered by this report, were effective to provide reasonable assurance that the information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Additionally, based upon management's assessment there were no material weaknesses in internal control over financial reporting as of December 31, 2008.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our internal control over financial reporting as of December 31, 2008 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report which is included in the Consolidated Financial Statements beginning on page F-2.

Changes in Internal Controls Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2008, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.    OTHER INFORMATION

        Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item under the headings "Directors" and "Executive Officers" are incorporated herein by reference from the information to be contained in the Company's 2009 Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on Friday, May 8, 2009 ("2009 Proxy Statement").

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item under the headings "Director Compensation", "Executive Compensation" and "Compensation Discussion and Analysis" are incorporated herein by reference from the information to be contained in the Company's 2009 Proxy Statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item under the heading "Security Ownership of Certain Beneficial Owner and Management" is incorporated herein by reference from the information to be contained in the Company's 2009 Proxy Statement.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this Item under the heading "Loans and Extensions of Credit" and "Transactions with Related Parties" are incorporated herein by reference from the information to be contained in the Company's 2009 Proxy Statement.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item under the headings "Public Accounting Fees" and "Pre-Approval Policies and Procedures" are incorporated herein by reference from the information to be contained in the Company's 2009 Proxy Statement.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Exhibits

Exhibit No.	Description
2.1	Danvers Bancorp, Inc. Plan of Conversion(1)
3.1	Certificate of Incorporation of Danvers Bancorp, Inc.(1)
3.2	Bylaws of Danvers Bancorp, Inc.(1)
4.1	Form of Common Stock Certificate of Danvers Bancorp, Inc.(1)+
10.1	Amended and Restated Danversbank Supplemental Executive Retirement Plan dated as of April 11, 2008(3)+
10.2	"Reserved"
10.3	Phantom Stock Plan(1)+
10.4	Nonqualified Deferred Compensation Plan(1)+
10.5	Danversbank SBERA Pension Plan(1)+
10.6	Financial Advisory Agreement(1)
10.7	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and Kevin T. Bottomley(1)+
10.8	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and James J. McCarthy(1)+
10.9	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and L. Mark Panella(1)+
10.10	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and John J. O'Neil(1)+
10.11	Form of Change in Control Agreement(1)+
10.12	Form of Employee Stock Ownership Plan(1)+
10.13	Form of Employee Stock Ownership Restoration Plan(1)+
10.14	Form of Danvers Bancorp, Inc. Change in Control Severance Pay Plan(1)+
10.15	Form of Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan(4)+
14.1	Code of Ethics(2)
21.1	Subsidiaries of Registrant(1)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 Certification of President and Chief Executive Officer*
31.2	Section 302 Certification of Executive Vice President and Chief Operating Officer*
31.3	Section 302 Certification of Senior Vice President and Chief Financial Officer*
32.1	Section 906 Certification of President and Chief Executive Officer**
32.2	Section 906 Certification of Executive Vice President and Chief Operating Officer**
32.3	Section 906 Certification of Senior Vice President and Chief Financial Officer**

+
Represents management contract or compensatory plan or agreement.

*
Filed herewith.

**
Furnished herewith.

(1)
Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 333-145875) and incorporated herein by reference.

(2)
Previously filed as an exhibit to the 2007 Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Form 10-K (No. 001-33896) and incorporated herein by reference.

(3)
Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q on May 15, 2008.

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

Date: March 16, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the indicated capacities as of March 16, 2009.

Signatures	Title

/s/ KEVIN T. BOTTOMLEY Kevin T. Bottomley	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ L. MARK PANELLA L. Mark Panella	Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
/s/ JAMES J. MCCARTHY James J. McCarthy	Executive Vice President, Chief Operating Officer and Director
/s/ JOHN J. O'NEIL John J. O'Neil	Executive Vice President, Senior Lending Officer and Director
/s/ DIANE C. BRINKLEY Diane C. Brinkley	Director
/s/ ROBERT J. BROUDO Robert J. Broudo	Director
/s/ CRAIG S. CERRETANI Craig S. Cerretani	Director
/s/ BRIAN C. CRANNEY Brian C. Cranney	Director

Signatures	Title

/s/ JOHN P. DRISLANE John P. Drislane	Director
/s/ JOHN R. FERRIS John R. Ferris	Director
/s/ THOMAS FORD Thomas Ford	Director
/s/ NEAL H. GOLDMAN Neal H. Goldman	Director
/s/ ELEANOR M. HERSEY Eleanor M. Hersey	Director
/s/ MARY COFFEY MORAN Mary Coffey Moran	Director
/s/ J. MICHAEL O'BRIEN J. Michael O'Brien	Director
/s/ JOHN M. PEREIRA John M. Pereira	Director
/s/ DIANE T. STRINGER Diane T. Stringer	Director

DANVERS BANCORP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Danvers Bancorp, Inc.:

        We have audited the accompanying consolidated balance sheets of Danvers Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Danvers Bancorp, Inc. internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Danvers Bancorp, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Also, because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our audit of Danvers Bancorp, Inc.'s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and to the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Concluded)

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Danvers Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Danvers Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
February 27, 2009

DANVERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)
ASSETS
Cash and cash equivalents	$33,129	$65,862
Certificates of deposit	10,291	—
Securities available for sale, at fair value	490,845	406,715
Loans	1,118,948	908,497
Less allowance for loan losses	(12,133)	(9,096)

Loans, net	1,106,815	899,401

Federal Home Loan Bank stock, at cost	14,001	10,021
Premises and equipment, net	22,877	19,706
Bank-owned life insurance	24,826	23,665
Other real estate owned	1,158	3,513
Accrued interest receivable	7,457	6,862
Deferred tax asset, net	6,955	5,908
Other assets	9,455	6,650

	$1,727,809	$1,448,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$123,414	$124,040
Savings and NOW accounts	176,365	171,353
Money market accounts	440,931	337,847
Term certificates over $100,000	242,846	228,793
Other term certificates	134,727	136,115

Total deposits	1,118,283	998,148

Stock subscriptions	—	162,859
Short-term borrowings	168,276	23,800
Long-term debt	163,022	145,042
Subordinated debt	29,965	29,965
Accrued expenses and other liabilities	15,255	14,993

Total liabilities	1,494,801	1,374,807

Commitments and contingencies (Notes 8, 15 and 17)
Stockholders' equity:
Preferred stock; $0.01 par value, 10,000,000 shares authorized in 2008; none issued and outstanding	—	—
Common stock; $0.01 par value, 60,000,000 shares authorized; 17,842,500 and 0 shares issued and outstanding at December 31, 2008 and 2007, respectively	178	—
Additional paid-in capital	174,510	—
Retained earnings	67,854	71,213
Accumulated other comprehensive income	4,026	2,283
Unearned compensation—ESOP; 1,356,030 and 0 shares at December 31, 2008 and 2007, respectively	(13,560)	—

Total stockholders' equity	233,008	73,496

	$1,727,809	$1,448,303

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Interest and dividend income:
Interest and fees on loans	$64,470	$63,946	$62,736
Interest on debt securities:
Taxable	18,784	14,532	9,344
Non-taxable	773	588	121
Dividends on equity securities	403	752	697
Interest on cash equivalents and certificates of deposit	1,100	506	828

Total interest and dividend income	85,530	80,324	73,726

Interest expense:
Interest on deposits:
Savings and NOW accounts	2,308	1,616	872
Money market accounts	11,724	13,764	9,795
Term certificates	14,310	17,140	15,630
Interest on short-term borrowings	573	1,141	1,439
Interest on long-term debt and subordinated debt	9,433	9,507	9,448

Total interest expense	38,348	43,168	37,184

Net interest income	47,182	37,156	36,542
Provision for loan losses	4,225	800	1,000

Net interest income, after provision for loan losses	42,957	36,356	35,542

Non-interest income:
Service charges on deposits	2,702	2,583	2,314
Loan servicing fees	228	259	264
Gain on sales of loans	277	221	331
Net gain on sales of securities	921	365	47
Change in fair value of derivative financial instruments	102	9	225
Net increase in cash surrender value of bank-owned life insurance	1,161	971	742
Other operating income	1,636	1,372	1,089

Total non-interest income	7,027	5,780	5,012

Non-interest expense:
Salaries and employee benefits	27,984	22,335	21,159
Occupancy	5,075	4,504	4,432
Equipment	3,177	2,817	2,500
Outside services	1,111	595	526
Contributions to Danversbank Charitable Foundation	6,850	—	—
Other real estate owned	2,830	145	12
Other operating expense	8,363	6,571	6,954

Total non-interest expense	55,390	36,967	35,583

Income (loss) before income taxes	(5,406)	5,169	4,971
Provision (benefit) for income taxes	(2,703)	815	734

Net income (loss)	$(2,703)	$4,354	$4,237

Weighted-average shares outstanding:
Basic	N/A	N/A	N/A
Diluted	N/A	N/A	N/A
Earnings per share:
Basic	N/A	N/A	N/A
Diluted	N/A	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings		Unearned Compensation- ESOP	Total Stockholders' Equity
	Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2005	—	$—	$—	$62,622	$(3,588)	$—	$59,034

Comprehensive income:
Net income	—	—	—	4,237	—	—	4,237
Unrealized gain on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	1,808	—	1,808

Total comprehensive income							6,045

Balance at December 31, 2006	—	—	—	66,859	(1,780)	—	65,079

Comprehensive income:
Net income	—	—	—	4,354	—	—	4,354
Unrealized gain on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	4,048	—	4,048
Change in fair value and amortization of derivative used for cash flow hedge, net of tax effect	—	—	—	—	15	—	15

Total comprehensive income							8,417

Balance at December 31, 2007	—	—	—	71,213	2,283	—	73,496

Comprehensive loss:
Net loss	—	—	—	(2,703)	—	—	(2,703)
Unrealized gain on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	1,747	—	1,747
Change in fair value and amortization of derivative used for cash flow hedge, net of tax effect	—	—	—	—	(4)	—	(4)

Total comprehensive loss							(960)

Issuance of common stock for initial public offering, net of expenses of $3,850	17,192,500	172	167,902	—	—	—	168,074
Issuance of common stock to Danversbank Charitable Foundation	650,000	6	6,494	—	—	—	6,500
Stock purchased by ESOP (1,427,400 shares)	—	—	—	—	—	(14,274)	(14,274)
Common stock held by ESOP committed to be released (71,370 shares)	—	—	114	—	—	714	828
Dividends declared ($0.04 per share)	—	—	—	(656)	—	—	(656)

Balance at December 31, 2008	17,842,500	$178	$174,510	$67,854	$4,026	$(13,560)	$233,008

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(2,703)	$4,354	$4,237
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,225	800	1,000
Write-down of other real estate owned	1,387	—	—
Depreciation and amortization	3,547	3,428	3,147
Accretion of net deferred loan fees and costs	(579)	(757)	(942)
Deferred tax benefit	(2,273)	(352)	(340)
Amortization of core deposit intangible and servicing rights	206	209	249
Amortization of ESOP expense	828	—	—
Amortization (accretion) of securities, net	249	(125)	(105)
Net gain on sales of securities	(921)	(365)	(47)
Change in fair value of derivative financial instruments	—	—	(225)
Loans originated for sale	(18,613)	(11,574)	(34,023)
Proceeds from sale of loans originated for sale	18,613	12,325	34,062
Issuance of common stock to Danversbank Charitable Foundation	6,500	—	—
Changes in other assets and liabilities:
Accrued interest receivable	(595)	(235)	(1,035)
Other assets and bank-owned life insurance	(4,180)	(1,586)	(1,478)
Accrued expenses and other liabilities	262	(507)	1,797

Net cash provided by operating activities	5,953	5,615	6,297

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	110,654	25,919	59
Maturities, prepayments and calls	169,979	149,621	117,434
Purchases	(361,114)	(301,926)	(126,945)
Purchases of certificates of deposit	(10,291)	—	—
Redemption (purchase) of Federal Home Loan Bank stock	(3,980)	721	(1,955)
Proceeds from sale of other real estate owned	3,539	—	—
Funds advanced on other real estate owned	(795)	(936)	—
Net loan originations	(212,836)	(30,907)	(57,264)
Purchase of premises and equipment	(6,718)	(5,161)	(1,992)

Net cash used in investing activities	(311,562)	(162,669)	(70,663)

Cash flows from financing activities:
Net increase (decrease) in:
Term certificates	12,665	(14,100)	96,424
Other deposits	107,470	59,028	(35,324)
Short-term borrowings	144,476	(7,134)	(88,548)
Stock subscriptions	(162,859)	162,859	—
Activity in long-term debt:
Proceeds from advances	25,000	5,200	130,281
Payment of advances	(7,020)	(28,057)	(33,617)
Proceeds from the issuance of subordinated debt	—	—	5,155
Net proceeds from issuance of common stock	168,074	—	—
Acquisition of common stock by ESOP	(14,274)	—	—
Dividends declared	(656)	—	—

Net cash provided by financing activities	272,876	177,796	74,371

Change in cash and cash equivalents	(32,733)	20,742	10,005
Cash and cash equivalents at beginning of year	65,862	45,120	35,115

Cash and cash equivalents at end of year	$33,129	$65,862	$45,120

Supplementary disclosure of cash flow information:
Cash paid during the year for:
Interest	$38,464	$44,298	$35,847
Income taxes	1,197	1,027	1,991
Supplementary disclosure of non-cash financing and investing activities:
Transfers from loans to other real estate owned	1,776	2,577	—

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Danvers Bancorp, Inc. (the "Company") and it's wholly-owned subsidiary Danversbank (the "Bank"). The Bank is a state-chartered stock savings bank that operates in the Essex, Suffolk and Middlesex Counties of Massachusetts. Danversbank provides depository, loan and trust services to individual and corporate customers. The Company has three additional subsidiaries, Danvers Capital Trust I, Trust II and Trust III (collectively, the "Trusts"). The Trusts were formed for the purpose of raising funds and paying dividends through subordinated debentures. The Company accounts for the Trusts using the equity method. The Bank has three wholly-owned subsidiaries, Conant Investment Corporation and Five Conant Street Investment Corporation, formed for the purpose of buying, holding and selling securities and One Conant Capital LLC is a limited liability company formed for the purpose of originating and holding loans secured by real estate, to originate commercial and industrial loans and other activities in which the Bank engages. All significant intercompany balances and transactions are eliminated in consolidation.

        The Company completed its mutual-to-stock conversion (the "Conversion") and related stock offering with the issuance of 17,192,500 shares of common stock, at an offering price of $10 per share, on January 9, 2008. Conversion costs amounting to $1,371,000 were applied against the proceeds from the sale of shares. The Company's stock began trading on January 10, 2008, on the NASDAQ Global Select Market, under the symbol "DNBK". As part of the Conversion, the Company implemented an employee stock ownership plan (see Note 19) and a stock option and incentive plan, whereby the Company may grant options and award restricted stock to its directors and certain officers (see Note 24).

        In connection with the Conversion, the Company established the Danversbank Charitable Foundation (the "Foundation"), funded with a contribution of $350,000 in cash and 650,000 shares of the Company's common stock. The Foundation provides funding to support community activities and charitable causes within the communities the Company has maintained its headquarters and banking branches prior to the stock offering.

Nature of Operations

        The Company provides a variety of financial services to individuals and small businesses through its main office located at One Conant Street, Danvers, Massachusetts, and it's fifteen other branch offices located in Andover, Beverly, Boston, Chelsea, Danvers, Malden, Middleton, Peabody, Reading, Revere, Salem, Saugus, Wilmington and Woburn Massachusetts. Its primary deposit products are savings and term certificate accounts and its primary lending products are commercial and consumer mortgage loans and commercial loans.

Use of Estimates

        In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, valuation of other real estate owned and the valuation of deferred tax assets.

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

Significant Group Concentrations of Credit and Liquidity Risk

        The Company has cash and federal funds on deposit at various correspondent banks that exceed federally insured limits. Most of the Company's activities are with customers located within Massachusetts. Note 4 includes the types of securities in which the Company invests. Note 5 includes the types of lending in which the Company engages. Within the securities portfolio, the Company has a significant amount of mortgage-backed securities concentrated in issues from Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") and other government-sponsored enterprises concentrated in Federal Home Loan Bank ("FHLB") securities. Given the current market conditions, these sectors have an enhanced level of credit risk. At December 31, 2008, the fair value of mortgage-backed securities with FHLMC and FNMA included in mortgage-backed securities amounted to $76,652,000 and $102,415,000, respectively. FHLB securities included in other government-sponsored enterprises amounted to $144,225,000. The Company does have one significant deposit customer with primarily transaction accounts. At December 31, 2008 and 2007, these transaction account balances in aggregate amounted to $136,774,000 and $54,971,000, respectively, and are included in deposits. The Company believes that it does not have any other significant concentrations in any one industry or customer.

Reclassifications

        Certain amounts have been reclassified in the 2007 and 2006 consolidated financial statements to conform to the 2008 presentation.

Cash and Cash Equivalents

        Cash and cash equivalents include cash, cash items, amounts due from banks and interest-bearing deposits with original maturities of less than 90 days.

Certificates of Deposit

        Certificates of deposit in banks mature within two years and are carried at cost.

Securities Available for Sale

        Securities available for sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities Available for Sale (Concluded)

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

Loans, Loans Held for Sale and Other Real Estate Owned

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are generally reported at their outstanding principal balance, net of deferred loan origination fees and related costs and the allowance for loan losses. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. It is the Company's policy to cease accrual of interest on loans when the loan is delinquent in excess of 90 days (based on contractual terms), unless the timing of collections are reasonably estimable and collection is probable. Generally, impaired loans, as defined below, are designated as nonaccrual loans. When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are eligible to be reinstated to accrual status when the borrower has demonstrated at least six months of payment performance in accordance with the terms of the note.

        Loan origination and commitment fees, net of certain direct loan origination costs, are deferred and amortized over the contractual life of the loan as an adjustment to yield using the interest method, except for demand lines of credit which are amortized on the straight-line basis over their average maturity and term lines of credit which are amortized on the straight-line basis over their contractual life. When loans are sold or paid off, the unamortized net fees and costs are recognized in income.

        Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

        Other real estate owned ("OREO") includes property acquired through foreclosure or deed in lieu of foreclosure and is recorded at fair value, less estimated costs to sell, at the time of acquisition. The excess, if any, of the loan balance over the fair value of the property at the time of transfer from loans to OREO is charged to the allowance for loan losses. Subsequent to the transfer to OREO, if the fair value of the property less estimated selling costs is less than the carrying value of the property, the deficiency is charged to income. Due to changing market conditions, there are inherent uncertainties in the assumptions with respect to the estimated fair value of OREO. Therefore, the amount ultimately realized may differ from the amounts reflected in the accompanying consolidated financial statements. Revenue and expenses from operations are included in other real estate owned expense.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses

        The adequacy of the allowance for loan losses is evaluated periodically by management. Factors considered in evaluating the adequacy of the allowance include the risk characteristics of the loan portfolio, previous loss experience, the level of nonaccrual loans, current economic conditions and their effect on borrowers, and the performance of individual loans in relation to contractual terms. The provision for loan losses is charged to earnings and is based on management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb losses. Loan losses are charged against the allowance when management believes that the collectibility of the principal is unlikely. Recoveries of charged-off loans are credited directly to the allowance. The allowance for loan losses consists of: (a) a general component that covers nonimpaired loans and is based on historical loss experience adjusted for qualitative factors, (b) a specific valuation allowance for loans identified as impaired based on collateral value, and (c) an unallocated allowance. The unallocated allowance is maintained for the inherent subjectivity and imprecision in the analytical processes employed. The allowance is an estimate, and ultimate losses may vary from management's current estimate. If adjustments become necessary, they are recorded in the period in which they became known.

        A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. Currently, all impaired loans have been measured through the collateral method. All loans on nonaccrual status and restructured troubled debts are considered to be impaired. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the valuation allowance. There are no loans that are collectively evaluated fro impairment. Loans that are individually evaluated for impairment according to the Company's normal loan review process, including overall credit evaluation and rating, nonaccrual status and payment experience.

Federal Home Loan Bank Stock

        The Bank, as a member of the Federal Home Loan Bank ("FHLB") system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. In December 2008, as part of a capital restoration initiative, the FHLB Boston established a moratorium on the repurchase of excess stock, and effective February 26, 2009, the FHLB has suspended dividends for the first quarter of 2009. The Bank reviews for impairment based on the ultimate recoverability of the cost basis on the FHLB stock. As of December 31, 2008 and 2007, no impairment has been recognized.

Premises and Equipment

        Land is stated at cost. Buildings, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization, which is computed using the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter. Long-term operating leases are accounted for using the straight-line method over the expected lease term. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured. Maintenance and repairs are expensed when incurred; major expenditures for betterments are capitalized and depreciated.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank-owned Life Insurance

        Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statement of operations and are not subject to income taxes.

Loan Servicing

        The Company services real estate loans for others. Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on fair value. The Company uses a third-party to estimate the fair value of servicing rights, which uses a valuation model to calculate the present value of projected future cash flows. The valuation of servicing rights requires estimates of numerous market assumptions, such as interest rates, prepayment assumptions, servicing costs, discount rates, and the payment performance of the underlying loans. The Company reviews all assumptions determined by the third party for reasonableness and adjusts as necessary to reflect current and anticipated market conditions. Thus, any measurement of the fair value of servicing rights is limited by the existing conditions and the assumptions utilized as of a particular point in time. Those same assumptions may not be appropriate if applied at a different point in time.

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

Income Taxes

        Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in the tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Company's base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not all or a portion of such deferred tax assets will be realized (See Note 14).

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

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Core Deposit Intangible

        The Company's core deposit intangible ("CDI") represents the long-term value of depositor relationships arising from the contractual rights acquired in the acquisition of Revere Federal Savings Bank during 2001. The core deposit premium is being amortized over a ten-year period on an accelerated basis. The Company periodically evaluates the realizability of intangible assets based on the value of the underlying depositor relationships. If that value is less than the carrying amount of the intangible asset, the Company would recognize an impairment loss. At December 31, 2008 and 2007, the Company has not recorded any impairment of its CDI.

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

Derivative Loan Commitments

        Mortgage loan commitments qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheets in other assets and other liabilities with changes in their fair values recorded in other non-interest income.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Loan Commitments (Concluded)

        Accordingly, if deemed material, the Company would record a zero value for the loan commitment at inception (at the time the commitment is issued to a borrower "the time of rate lock"). Subsequent to inception, changes in the fair value of the loan commitment would be recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment would be exercised, and the passage of time. Fair value was not material at December 31, 2008 and 2007 and, accordingly, these transactions were not recognized.

Forward Loan Sales Commitments

        To protect against the price risk inherent in derivative loan commitments, the Company utilizes both "mandatory delivery" and "best efforts" forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Generally, the Company's best efforts contracts meet the definition of derivative instruments when the loans to the underlying borrowers close, and are accounted for as derivative instruments at that time. Accordingly, forward loan sale commitments would be recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other non-interest income. The Company estimates fair value of its forward loan sale commitments using a methodology similar to that used for derivative loan commitments. Fair value was not material at December 31, 2008 and 2007 and, accordingly, these transactions were not recognized.

Employee Stock Ownership Plan

        Compensation expense for the Employee Stock Ownership Plan ("ESOP") is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company's estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders' equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

Earnings Per Common Share

        Basic earnings per share ("EPS") excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period.

        For the year ended December 31, 2008, there were no potentially dilutive common stock equivalents. Earnings per share are not applicable for the year ended December 31, 2008 and quarterly periods prior to June 30, 2008 as the Company did not issue stock until January 9, 2008. Unallocated common shares held by the ESOP are shown as a reduction in stockholders' equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income/Loss

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income/loss (See Note 13).

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

        As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). In February 2008, the FASB issued a Staff Position which delays the effective date of Statement No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company adopted this statement, except for items covered by the Staff Position, as of January 1, 2008 and the adoption did not have a material impact on the Company's consolidated financial statements. See Note 21.

        In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3")." FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued and did not have an impact on the Company's consolidated financial statements.

        In September 2006, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06-04, "Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". The issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-04, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability is recognized in accordance with applicable authoritative guidance. This EITF was adopted by the Company on January 1, 2008 and did not have a material impact on the Company's consolidated financial statements.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

Recent Accounting Pronouncements (Concluded)

        In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement. An entity will report unrealized gains and losses in items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may generally be applied instrument by instrument and is irrevocable. This Statement was adopted by the Company on January 1, 2008 and did not have an impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("Statement No. 141(R)"). Statement No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed and non controlling interests in the acquiree. Statement No. 141(R) further addresses how goodwill acquired or a gain from a bargain purchase is to be recognized and measured and determines what disclosures are needed to enable users of the financial statements to evaluate the effects of the business combination. Statement No. 141(R) is effective prospectively for business combinations for which the acquisition date is on or after December 15, 2008.

        In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin ("ARB") No. 51." This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008 and did not have a material impact on the Company's consolidated financial statements.

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect and entity's financial position, financial performance and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008 and did not have a material impact the Company's consolidated financial statements.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. CORE DEPOSIT INTANGIBLE

        At December 31, 2008 and 2007, the unamortized CDI amounted to $356,000 and $475,000, respectively, and is included in other assets. The original balance of CDI was $1,603,000 and at December 31, 2008 and 2007 accumulated amortization amounted to $1,247,000 and $1,128,000, respectively. Amortization expense for the years ended December 31, 2008, 2007 and 2006 amounted to $119,000, $119,000 and $133,000, respectively. The estimated amortization expense for each of the three years succeeding 2008 is $119,000.

3. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

        The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2008 and 2007, these reserve balances amounted to $6,470,000 and $11,670,000, respectively.

4. SECURITIES AVAILABLE FOR SALE

        The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2008:
Debt securities:
U.S. Government	$2,007	$11	$—	$2,018
Federal Home Loan Mortgage Corporation	1,147	1	—	1,148
Other government-sponsored enterprises	216,369	4,383	(129)	220,623
Mortgage-backed	245,089	3,549	(648)	247,990
Municipal bonds	19,179	107	(470)	18,816
Other bonds	250	—	—	250

	$484,041	$8,051	$(1,247)	$490,845

December 31, 2007:
Debt securities:
U.S. Government	$2,000	$21	$—	$2,021
Federal Home Loan Mortgage Corporation	5,000	67	(11)	5,056
Other government-sponsored enterprises	212,929	2,943	(98)	215,774
Mortgage-backed	164,062	1,240	(211)	165,091
Municipal bonds	18,569	64	(191)	18,442
Other bonds	328	4	(1)	331

	$402,888	$4,339	$(512)	$406,715

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES AVAILABLE FOR SALE (Continued)

        Mortgage-backed securities consist of FHLMC, FNMA and GNMA issues. There are no private label securities.

        For the years ended December 31, 2008, 2007 and 2006, proceeds from sales of securities available for sale amounted to $110,654,000, $25,919,000 and $59,000, respectively. Gross realized gains of $1,190,000, $383,000 and $47,000 and gross realized losses of $269,000, $18,000 and $0, were realized during the years ended December 31, 2008, 2007 and 2006, respectively.

        The amortized cost and fair value of debt securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to prepay obligations with or without prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in 1 year or less	$37,282	$37,348
Due between 1 year and 5 years	65,212	66,803
Due between 5 and 10 years	67,181	68,552
Due after 10 years	69,277	70,152

	238,952	242,855
Mortgage-backed securities	245,089	247,990

	$484,041	$490,845

        At December 31, 2008 and 2007, U.S. Government securities with a fair value of $1,664,000 and $1,770,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2008 and 2007, the fair value of obligations of government-sponsored enterprises pledged to secure repurchase agreements was $40,573,000 and $99,767,000, respectively. Government-sponsored enterprise securities with a fair value of $1,034,000 at December 31, 2008 were pledged to secure interest rate swap agreements. There were no interest rate swap agreements at December 31, 2007. U.S. Government, government-sponsored enterprise and mortgage-backed security obligations also may secure Federal Home Loan Bank advances. See Notes 10 and 11.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES AVAILABLE FOR SALE (Continued)

        Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2008:
Debt securities:
Other government-sponsored enterprises	$129	$21,371	$—	$—
Mortgage-backed	642	57,114	6	942
Municipal bonds	25	1,135	445	11,349

	$796	$79,620	$451	$12,291

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2007:
Debt securities:
Federal Home Loan Mortgage Corporation	$—	$—	$11	$1,989
Other government-sponsored enterprises	1	256	97	19,403
Mortgage-backed	118	35,879	93	13,042
Municipal bonds	160	10,378	31	2,303
Other bonds	—	—	1	174

	$279	$46,513	$233	$36,911

        At December 31, 2008, thirty-seven debt securities have unrealized losses for less than twelve months with aggregate depreciation of 1.00% from the Company's amortized cost basis. At December 31, 2008, there were forty debt securities with unrealized losses for twelve months or more with aggregate depreciation of 3.54% from the Company's amortized cost basis.

        The unrealized losses on the Company's investment in mortgage-backed securities were caused by current dislocations in the market resulting in spreads increasing significantly over historic levels. This spread increase in combination with generally illiquid markets is responsible for a significant portion of the price declines experienced by these securities. These securities are guaranteed by the U.S. Government or a government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. As a result of the implicit government guarantee and the underlying creditworthiness of the individual borrowers in each security and the fact that the Company has the intent and ability to hold these securities to maturity or until they experience significant price recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2008.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES AVAILABLE FOR SALE (Concluded)

        The unrealized losses on the Company's investment in municipal bonds were caused by current dislocations in the market resulting in spreads increasing significantly over historic levels. This spread increase in combination with generally illiquid markets is responsible for a significant portion of the price declines experienced by these securities. Ongoing analysis of these securities indicates no significant deterioration in the underlying credit supporting these securities. Therefore, it is expected that these bonds would not be settled at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, it does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

        The loan portfolio consists of the following:

	December 31,
	2008	2007
	(In thousands)
Real estate mortgages:
Construction	$122,974	$108,638
Residential	189,242	180,511
Commercial	247,483	234,425
Home equity	41,660	36,679

Total real estate mortgages	601,359	560,253
C&I	510,359	339,669
Consumer	8,725	9,564

Total loans	1,120,443	909,486
Allowance for loan losses	(12,133)	(9,096)
Net deferred loan fees	(1,495)	(989)

Loans, net	$1,106,815	$899,401

        Included in residential mortgage loans, at December 31, 2008, are loans held for sale amounting to $159,000. There were no loans held for sale at December 31, 2007.

        The Company's lending activities are concentrated primarily through sixteen offices located in Essex, Middlesex and Suffolk Counties in Eastern Massachusetts. The Company's loan portfolio consists of business loans extending across many industry types, single-family and multi-family residential loans, and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes. Many of the loans granted by the Company are collateralized by real estate.

        In the ordinary course of business, the Company grants loans to directors and officers of the Company, including their families and companies with which they are affiliated. Such loans are made under normal credit terms, including interest rates and collateral, prevailing at the time for comparable transactions with other persons, and do not represent more-than-normal credit risk.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        Information pertaining to the activity of these loans for the year ended December 31, 2008 is as follows:

Amount
(In thousands)
Balance at beginning of year	$28,495
Principal additions	8,286
Principal payments	(4,241)

Balance at end of year	$32,540

        The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31,
	2008	2007
	(In thousands)
Impaired loans without a valuation allowance	$3,714	$3,834
Impaired loans with a valuation allowance	2,218	553

Total impaired loans	$5,932	$4,387

Valuation allowance related to impaired loans	$737	$273

Total non-accrual loans	$5,932	$4,387

Total loans past-due ninety days or more and still accruing	$—	$—

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Average investment in impaired loans	$6,396	$4,043	$3,091

Interest income recognized on impaired loans	$175	$150	$151

Interest income recognized on a cash basis on impaired loans	$175	$150	$151

        No additional funds are committed to be advanced in connection with impaired loans.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND ALLOWANCE FOR LOAN LOSSES (Concluded)

        An analysis of the allowance for loan losses is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Balance at beginning of year	$9,096	$10,412	$10,087
Provision for loan losses	4,225	800	1,000
Recoveries of loans previously charged-off	102	102	46

	13,423	11,314	11,133
Loans charged-off	(1,290)	(2,218)	(721)

Balance at end of year	$12,133	$9,096	$10,412

6. LOAN SERVICING

        In the ordinary course of business, the Company sells real estate and commercial (Small Business Administration, "SBA") loans to other banks and the secondary market. For SBA loans, the Company sells the guaranteed portion while retaining the unguaranteed portion. Loans serviced for others are not included in the accompanying consolidated balance sheets and were sold without recourse provisions. The unpaid balance of loans serviced for others was $106,728,000 and $94,025,000 at December 31, 2008 and 2007, respectively. The Company allocates the recorded investment in the loan between the portion of the loan sold and the portion retained based on the fair values on the date that the loan was acquired, or as a practical expedient, on the date of the sale. The allocation results in an adjustment to gain or loss on sales of loans. The Company retains servicing on most loan sales and earns fees ranging from 0.25% to 0.375% per annum based on the monthly outstanding balances of the loans serviced. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates.

        The fair value of servicing rights was determined using discount rates ranging from 10.00% to 12.00% and prepayment speeds ranging from 8.50% to 35.00% and anticipated credit losses of 0.70%.

        The balance of capitalized servicing rights, included in other assets at December 31, 2008 and 2007, was $473,000 and $428,000, respectively, which approximated fair value.

        The following summarizes servicing rights capitalized and amortized:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Servicing rights capitalized	$132	$9	$115

Servicing rights amortized	$87	$90	$116

        For the years ended December 31, 2008, 2007 and 2006, contractually specified servicing fees included in loan servicing fees amounted to $315,000, $348,000 and $262,000, respectively.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. OTHER REAL ESTATE OWNED

        Other real estate owned is presented net of an allowance for losses, if any. As of December 31, 2008 and 2007, there was no allowance for losses on other real estate owned.

        Expenses applicable to other real estate owned include the following:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Write-down of other real estate owned	$1,387	$—	$—
Operating expenses	1,443	145	12

	$2,830	$145	$12

        At December 31, 2008, other real estate owned primarily consists of one vacant lot, two completed residential condominium units and two substantially complete commercial condominiums. In January 2009, one of the residential condominium units sold for $565,000. The second residential condominium went under agreement in February 2009 and is expected to close by the end of the first quarter of 2009. There were no outstanding construction commitments at December 31, 2008, in connection with other real estate owned.

8. PREMISES AND EQUIPMENT

        A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,
			Estimated Useful Life
	2008	2007
	(In thousands)
Land	$3,541	$3,541	N/A
Premises	15,267	15,202	20 years
Furniture, fixtures and equipment	10,464	8,555	3 - 7 years
Leasehold improvements	12,777	8,156	3 - 20 years
Construction in progress	359	774	N/A

	42,408	36,228
Accumulated depreciation and amortization	(19,531)	(16,522)

	$22,877	$19,706

        Depreciation and amortization expense was $3,547,000, $3,428,000 and $3,147,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

        At December 31, 2008, construction in progress represents costs incurred for the design and construction of new branches in Boston, Cambridge and Waltham, Massachusetts. At December 31, 2008, outstanding commitments related to the construction amounted to $41,000.

        At December 31, 2007, construction in progress related to four branches that were placed in service during 2008. On January 23, 2009, the Company entered into an agreement to purchase for $2,200,000 the land currently leased for the branch in Saugus, Massachusetts.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PREMISES AND EQUIPMENT (Concluded)

        The Company leases certain facilities and equipment under long-term noncancelable lease commitments. Future minimum lease payments, which are accounted for using the straight-line method over the expected lease term, under such agreements, are as follows:

Year Ending December 31,	Amount
(In thousands)
2009	$2,273
2010	2,204
2011	2,178
2012	1,794
2013	1,644
Thereafter	7,748

$17,841

        Additional amounts become due based on escalation of certain operating costs of the leased facilities and equipment. The leases contain options to extend for periods from one to twenty years. The cost of such rentals is not included above, except for the Boston lease for which it is management's intention to exercise the option. Rent expense amounted to $1,874,000, $1,466,000 and $1,289,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

9. DEPOSITS

        A summary of term certificates, by maturity at December 31, 2008 and 2007 is as follows:

	December 31,
	2008		2007
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$334,422	3.32%	$352,705	4.78%
Over 1 year to 2 years	37,079	3.72	7,756	4.25
Over 2 years to 3 years	5,199	3.63	2,787	4.57
Over 3 years to 4 years	429	4.63	1,208	5.03
Over 4 years to 5 years	444	4.12	444	4.59
Over 5 years	—	—	8	4.41

	$377,573	3.37%	$364,908	4.77%

        At December 31, 2007, term certificates include brokered certificates amounting to $19,985,000. There were no brokered certificates at December 31, 2008.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances

        Federal Home Loan Bank advances with an original maturity of less than 90 days amounted to $139,000,000, at December 31, 2008, with a weighted average interest rate of 0.07%. There were no short-term advances at December 31, 2007.

        The Company also has an available line of credit of $2,437,000 with the Federal Home Loan Bank ("FHLB") at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. At December 31, 2008 and 2007, there were no outstanding borrowings under this line of credit.

Securities Sold Under Agreements to Repurchase

        Securities sold under Agreements to Repurchase mature on a daily basis and amounted to $29,276,000 and $23,800,000 at December 31, 2008 and 2007, respectively. These agreements are secured by obligations of government-sponsored enterprises with a fair value of $40,573,000 and $99,767,000 at December 31, 2008 and 2007, respectively. The weighted average interest rate on these agreements was 1.07% and 2.04% at December 31, 2008 and 2007, respectively.

11. LONG-TERM DEBT

        Long-term debt at December 31, 2008 and 2007 consists of the following fixed-rate FHLB advances:

	Amount			Weighted Average Rate
	December 31,			December 31,
	2008		2007	2008	2007
	(In thousands)
Advances maturing:
2009	$800	*	$800	5.91%	5.91%
2010	12,000	*	12,000	5.50	5.50
2011	32,000	*	32,000	4.95	4.95
2012	5,000	*	5,000	4.71	4.71
2013	10,000	*	10,000	4.78	4.78
Thereafter	100,000	**	75,000	4.03	4.29
Amortizing advances***	3,222		10,242	3.82	4.20

Total FHLB Advances	$163,022		$145,042	4.39%	4.59%

*
All advances are callable during 2009.

**
Advances amounting to $25 million are callable between 2011 and 2013.

***
Amortizing advances require monthly principal and interest payments of $138,000 at December 31, 2008.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LONG-TERM DEBT (Concluded)

        All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 95% of the market value of U.S. Government, government-sponsored enterprises and mortgage-backed securities obligations, except for FHLMC and FNMA issued mortgage-backed securities, which are at 90% of market value. In addition, FHLB borrowings are secured by a lien on certain specifically pledged qualifying commercial loans at 50% of their carrying value. The carrying value of these commercial loans amounted to $45,820,000 at December 31, 2008.

12. SUBORDINATED DEBT

        The Company has raised funds through the issuance of subordinated debentures to its wholly-owned subsidiaries, Danvers Capital Trust I, Trust II and Trust III. The Trusts have funded the purchases of the subordinated debentures by offering capital securities representing preferred ownership interests in the assets of the Trusts. Using interest payments made by the Company on the debentures, the Trusts pay semiannual or quarterly dividends to preferred security holders. The Company has the option to defer interest payments on the subordinated debentures for up to five years and, accordingly, the Trusts may defer dividend distributions on the capital securities for up to five years. In addition, the Company may elect to accelerate the maturity dates of the subordinated debentures upon obtaining regulatory approval.

        Subordinated debentures consist of the following:

		December 31,
		2008			2007
Maturity	Issued To	Amount	Interest Rate		Amount	Interest Rate
		(Dollars in thousands)
June 2031	Trust I	$14,500	10.18%		$14,500	10.18%
February 2034	Trust II	10,310	4.68	(1)	10,310	7.76	(1)
December 2036	Trust III	5,155	3.70	(2)	5,155	6.86	(2)

		$29,965	7.17%		$29,965	8.78%

(1)
Three-month LIBOR plus 2.85%

(2)
Three-month LIBOR plus 1.87%

        The outstanding subordinated debt may be included in regulatory Tier 1 capital (see Note 18), subject to a limitation that such amounts not exceed 25% of Tier 1 capital. At December 31, 2008 and 2007, subordinated debt aggregating $28,528,000 and $23,570,000, respectively, is included in Tier 1 capital. Deferred debt financing costs of $472,000 and $493,000, respectively, are included in other assets and are being amortized over the life of the debentures.

        For the years ended December 31, 2008, 2007 and 2006, the Company incurred $2,302,000, $2,593,000 and $2,297,000, respectively, of interest expense on the subordinated debt.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss) are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Net unrealized gain on securities available for sale	$3,898	$7,121	$3,110
Tax effect	(1,608)	(2,858)	(1,255)

Net of tax amount	2,290	4,263	1,855

Reclassification adjustment for net securities gains included in income	(921)	(365)	(47)
Tax effect	378	150	—

Net of tax amount	(543)	(215)	(47)

Change in unrealized gain (loss) on derivatives used for cash flow hedges	(8)	25	—
Tax effect	4	(10)	—

Net of tax amount	(4)	15	—

	$1,743	$4,063	$1,808

        The components of accumulated other comprehensive income, included in stockholders' equity are as follows:

	December 31,
	2008	2007
	(In thousands)
Net unrealized gain on securities available for sale	$6,804	$3,827
Tax effect	(2,789)	(1,559)

Net of tax amount	4,015	2,268

Net unrealized gain on derivatives used for cash flow hedges	17	25
Tax effect	(6)	(10)

Net of tax amount	11	15

	$4,026	$2,283

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES

        Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Current tax provision (benefit):
Federal	$(588)	$1,028	$1,101
State	158	139	(27)

Total current provision (benefit)	(430)	1,167	1,074

Deferred tax (provision) benefit:
Federal	(2,287)	(664)	(252)
State	(632)	(90)	(88)
Change in enacted state tax rate	182	—	—
Change in valuation reserve	464	402	—

Total deferred benefit	(2,273)	(352)	(340)

Total tax provision (benefit)	$(2,703)	$815	$734

        The reasons for the differences between the statutory federal income tax amount and the effective tax amount are summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Statutory federal tax amount at 34%	$(1,838)	$1,758	$1,690
Increase (decrease) resulting from:
State taxes, net of federal tax benefits	(313)	32	66
Change in enacted state tax rate	182	—	—
Municipal income	(1,024)	(462)	(303)
Cash surrender value of bank-owned life insurance	(335)	(307)	(226)
Acquisition—NOL tax benefit	—	(283)	—
Change in valuation reserve-limited future income	464	402	—
Over (under)-accrual of taxes	125	(342)	(475)
Other, net	36	17	(18)

Effective tax amount	$(2,703)	$815	$734

        The Company has a charitable contribution carry forward in the amount of $6,850,000 which will expire in 2013, if not fully utilized. The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by (1) reviewing taxable income in allowable federal carry-back periods, and (2) assessing the likelihood of the Company generating federal and state taxable income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance of $866,000 and $402,000 was required at December 31, 2008 and 2007, respectively, due to the limited future taxable income for federal and state tax purposes.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (Concluded)

        During 2008, the Company filed amended federal tax returns which resulted in interest costs of $67,000, which are included in other operating expenses. There were no penalties incurred or paid.

        The components of the net deferred tax asset are as follows:

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Federal	$8,594	$6,236
State	2,349	2,013

	10,943	8,249
Valuation reserve	(866)	(402)

	10,077	7,847

Deferred tax liabilities:
Federal	(2,405)	(1,540)
State	(717)	(399)

	(3,122)	(1,939)

Net deferred tax asset	$6,955	$5,908

        The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2008	2007
	(In thousands)
Net unrealized loss on securities available for sale	$(2,789)	$(1,559)
Depreciation and amortization	340	380
Allowance for loan losses	4,846	3,734
Employee benefit plans	2,223	3,609
Deferred income	56	108
Charitable contribution carryover	2,736	—
Derivative instruments	(6)	(10)
Other, net	415	48

Total	7,821	6,310
Valuation reserve	(866)	(402)

Net deferred tax asset	$6,955	$5,908

        At December 31, 2008, the federal income tax reserve for loan losses at the Company's base year amounted to $2,057,000. If any portion of the reserve is used for purposes other than to absorb the losses for which established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve only to absorb loan losses, a deferred tax liability of $824,000 has not been provided.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. OFF-BALANCE SHEET ACTIVITIES

Credit-Related Financial Instruments

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

        The approximate contractual amounts of the aforementioned commitments and conditional obligations are as follows:

	December 31,
	2008	2007
	(In thousands)
Financial instruments whose amounts represent credit risk:
Commitments to grant loans	$13,604	$23,954
Unfunded commitments under lines of credit	240,295	169,017
Unadvanced funds on construction loans	41,074	42,082
Commercial and standby letters of credit	9,470	12,535

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

OFF-BALANCE SHEET ACTIVITIES (Concluded)

Employment Agreements (Concluded)

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

Change in Control Agreements

        Upon completion of the Conversion, the Company entered into change in control agreements with eight senior officers, which will be in effect for 12 months following a change in control. Under the agreements, in the event that within 12 months after a change in control, as defined in the agreement, Danversbank or Danvers Bancorp, Inc. or their successors terminates the employment of an individual covered by the agreement without cause, as defined in the agreement, or if the individual voluntarily resigns with good reason, as defined in the agreement, the individual will receive a lump sum payment in the amount of one and one-half times the officer's annual base salary plus the greater of the officer's target cash bonus for the year of termination or the officer's highest cash bonus earned in the preceding three years, subject to the limitations imposed by Section 280G of the Internal Revenue Code. The agreements also provide for continued health, dental and vision benefit coverage for 18 months following termination of employment.

16. ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Financial Instruments

Interest Rate Collar

        On February 2, 2006, the Company entered into a five year interest rate collar with a notional amount of $55.0 million to reduce the potentially negative impact a downward movement in interest rates would have on its net interest income. The collar was effective on March 8, 2006, and matures on March 8, 2011. Both the interest rate collar and the pool of loans being hedged shared the same fundamental characteristics. Both were tied to the prime rate and reset when the prime rate changed.

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

        Gains (losses) on the agreement recognized in non-interest income were $8,000, $9,000 and $(81,000) for the years ended December 31, 2008, 2007 and 2006, respectively.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Concluded)

Derivative Financial Instruments (Concluded)

Interest Rate Swap

        The Company offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of this program are not designated in SFAS 133-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings.

        During 2008, the Company entered into five of these interest rate swap agreements that mature at various dates ranging from December 31, 2010 through May 1, 2015. The notional amount of the interest rate swaps was $46,040,000 with a variable pay rate of the 1 Month LIBOR and a fixed receive rate ranging from 4.10% through 7.29%.

        As of December 31, 2008, the fair value of derivative assets and liabilities associated with the Company's program to provide derivatives to certain borrowing customers was $1,761,000 and $1,796,000, respectively, which includes an adjustment related to the consideration of nonperformance risk in accordance with SFAS 157 of $(82,000) and $47,000, respectively. Changes in fair value related to these non-hedge derivatives is recorded in other income. Fees earned in connection with the execution of derivatives related to this program are recognized in other non-interest income.

        During 2003, the Company entered into an interest rate swap agreement that matured on March 7, 2006. The notional amount of the interest rate swap was $70,000,000 with a variable pay rate of Prime and a fixed receive rate of 5.00%.

        For the years ended December 31, 2008 and 2006, the gain recognized in non-interest income on these agreements amounted to $94,000 and $306,000, respectively. There were no swap agreements in 2007.

17. CONTINGENCIES

        In the ordinary course of business, the Company is involved in litigation. Based on its review, with the assistance of legal counsel, management does not expect the resolution of any of these additional matters currently subject to litigation to have a material adverse effect on the Company's consolidated financial position or results of operations.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. REGULATORY CAPITAL REQUIREMENTS

        The Company and Danversbank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Danversbank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Danversbank must meet specific capital guidelines that involve quantitative measures of the Company's and Danversbank's assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Company's and Danversbank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to a mutual holding company. Quantitative measures established by regulation to ensure capital adequacy require the Company and Danversbank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Company and Danversbank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2008 and 2007, the most recent notification from the FDIC categorized Danversbank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Danversbank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios, as set forth in the table. There are no conditions or events since that regulatory notification that management believes have changed Danversbank's category.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

REGULATORY CAPITAL REQUIREMENTS (Continued)

        The Company's and Danversbank's actual capital amounts and ratios are as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2008:
Total Capital to Risk Weighted Assets:
Consolidated	$269,240	22.0%	$97,794	8.0%	N/A	N/A
Danversbank	184,459	15.1	97,608	8.0	$122,010	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	257,107	21.0	48,897	4.0	N/A	N/A
Danversbank	172,316	14.1	48,804	4.0	73,206	6.0
Tier 1 Leverage Capital to Average Assets:
Consolidated	257,107	16.6	62,142	4.0	N/A	N/A
Danversbank	172,316	11.1	62,064	4.0	77,580	5.0
December 31, 2007:
Total Capital to Risk Weighted Assets:
Consolidated	$108,298	11.0%	$78,799	8.0%	N/A	N/A
Danversbank	108,068	11.0	78,799	8.0	$98,499	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	94,265	9.6	39,400	4.0	N/A	N/A
Danversbank	98,962	10.1	39,400	4.0	59,099	6.0
Tier 1 Leverage Capital to Average Assets:
Consolidated	94,265	6.9	54,358	4.0	N/A	N/A
Danversbank	98,962	7.3	54,358	4.0	67,948	5.0

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

REGULATORY CAPITAL REQUIREMENTS (Concluded)

        A reconciliation of the Company's and Danversbank's stockholders' equity to regulatory capital follows:

	December 31,
	2008		2007
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders' equity per financial statements	$233,008	$176,755	$73,496	$101,773
Adjustments to Tier 1 capital:
Unrealized (gains) losses on securities available for sale, net of tax	(4,015)	(4,015)	(2,268)	(2,268)
Unrealized gains on cash flow hedge, net of tax	(11)	(11)	(15)	(15)
Preferred stock	—	(10)	—	(10)
Subordinated debt	28,528	—	23,570	—
Core deposit intangible	(356)	(356)	(475)	(475)
Servicing assets	(47)	(47)	(43)	(43)

Total Tier 1 capital	257,107	172,316	94,265	98,962

Adjustments to total capital:
Preferred stock	—	10	—	10
Allowance for loan losses	12,133	12,133	9,096	9,096
Subordinated debt	—	—	4,937	—

Total capital per regulatory reporting	$269,240	$184,459	$108,298	$108,068

        As part of the Conversion, the Company established a liquidation account in the amount of $98,672,000, which is equal to the net worth of Danversbank as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at Danversbank after the Conversion. The liquidation account is reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. EMPLOYEE BENEFIT PLANS

SBERA Defined Benefit Pension Plan

        Employee benefits were provided to employees through participation in the Savings Bank's Employees Retirement Association's Pension Plan ("SBERA Pension Plan"). The benefits were interrelated with benefits provided under the 401(k) Plan and based on employees' years of service and annual compensation, as defined in the SBERA Pension Plan. Effective August 15, 2003, the Company curtailed the benefits under the Plan, and no additional employees were eligible to participate in the Plan and effective June 30, 2007, the Company voted to terminate the Plan. In connection with the termination, the Company recognized a loss on settlement amounting to $359,000, as of December 31, 2007, which is included in salaries and employee benefits. No contributions were made for the Plan year beginning November 1, 2007.

        As of October 1, 2008, the Plan was terminated and benefits in the amount of $178,000 less termination fees of $34,000 were paid to participants.

        The following sets forth the Plan's status:

	Fourteen Months Ended December 31, 2007	Year Ended October 31, 2006
	(In thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of period	$4,284	$4,488
Interest cost	287	258
Amendment	253	—
Actuarial loss	285	213
Benefits paid	(4,856)	(675)

Benefit obligation at end of period	253	4,284

Change in plan assets:
Fair value of plan assets at beginning of period	4,620	4,656
Actual return on plan assets	489	639
Benefits paid	(4,856)	(675)

Fair value of plan assets at end of period	253	4,620

Funded status	—	336
Deferred gain	—	—

Prepaid expense	$—	$336

Accumulated benefit obligation	$253	$4,284

        At December 31, 2007 and October 31, 2006, the discount rate used to determine the benefit obligation was 5.75%.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

SBERA Defined Benefit Pension Plan (Concluded)

        The net pension expense (income) for the Plan included the following components:

	Fourteen Months Ended December 31, 2007	Year Ended October 31, 2006
	(In thousands)
Interest cost	$287	$258
Actuarial loss	—	(6)
Expected return on plan assets	(310)	(268)
Settlement loss	359	—

Net pension expense (income)	$336	$(16)

        The assumptions used to determine net periodic pension cost are as follows:

	December 31, 2007	October 31, 2006
Discount rate	5.75%	5.75%
Expected long-term rate of return on plan assets	5.75	5.75

        The Company's pension plan weighted average asset allocations are as follows:

Asset Category	December 31, 2007	October 31, 2006
Fixed income (including money market)	100.0%	36.5%
Domestic equity	—	48.5
International equity	—	15.0

Total	100.0%	100.0%

CBERA Defined Benefit Plan

        Effective February 23, 2007, BankMalden was merged into Danversbank. BankMalden provided pension benefits for eligible employees through membership in the Co-operative Banks Employees Retirement Association (the "CBERA Plan") for employees of BankMalden. The Plan was a multi-employer plan whereas the contributions by each bank are not restricted to provide benefits to the employees of the contributing bank. Each employee reaching the age of 21 and having completed 1,000 hours of service in one consecutive twelve-month period beginning with such employee's date of employment automatically became a participant in the retirement plan. Participants became fully vested when credited with six years of service measured from their date of hire. As of February 28, 2007, the Company withdrew from the CBERA Plan and made a final contribution of $26,000, which represents the difference between the withdrawal liability of $1,200,000 and the fair value of the allocated plan assets of $1,174,000 at February 28, 2007.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

401(k) Savings Plan

        Substantially all of the Company's employees are eligible to participate in the Savings Banks' Employees Retirement Association 401(k) Savings Plan. Under the 401(k) Plan, employees may make contributions of up to 75% of their eligible compensation. The Company makes discretionary contributions to the Plan equal to 4% of eligible employees' salaries. The former employees of BankMalden participated in a 401(k) plan, which provided for voluntary contributions by participating employees ranging from one percent to twelve percent of their compensation, subject to certain limitations. BankMalden matched the employee's voluntary contribution based on various formulas. This Plan was transferred to the Company's 401(k) Plan on March 22, 2007.

        The Company's total expense under the 401(k) Plans and the SBERA and CBERA Pension Plans for the years ended December 31, 2008, 2007 and 2006, amounted to $538,000, $531,000 and $397,000, respectively.

Incentive Compensation Plan

        Substantially all of the Company's employees are eligible to participate in the Company's Annual Incentive Compensation Plan. Incentive award payments are determined on the basis of Company performance and individual performance, with incentive awards ranging from 0% to 40% of annual compensation. These awards are paid after the close of the fiscal year contingent on the Compensation Committee's assessment of the Company's performance relative to performance targets established between the Board of Directors and senior management. Incentive awards expense for the years ended December 31, 2008, 2007 and 2006, was $2,821,000, $2,174,000 and $2,377,000, respectively.

Phantom Stock Plan

        The Company had established a Phantom Stock Plan (the "Plan"). Upon the Conversion, all shares were vested under the change in control provisions and the Plan was terminated. The value of all vested shares was distributed to the participants amounting to $9,056,000. The maximum number of phantom shares that could have been awarded to participants was 870,418. Shares were granted at the discretion of the Board of Directors and were recorded in other liabilities. The intended service period for all grants made under the Plan was five years. The initial grants vested 60% in year three and 40% in year five. All subsequent grants vested 100% in year five. Grants made to independent members of the Board of Directors vested 100% in year three. Compensation expense related to these benefits was $3,743,000, $2,228,000 and $1,679,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Supplemental Pension Plan

        The Company provides supplemental retirement and death benefits for certain officers of the Company under the terms of the Supplemental Pension Agreement (the "Agreement"). Benefits to be paid under the Agreement are based primarily on the officer's salary and years of service.

        The retirement benefits, as defined in the Agreement, are accrued by charges to compensation expense over the required service periods of the officers. Compensation expense related to these benefits was $1,046,000, $670,000 and $601,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Concluded)

Employee Stock Ownership Plan

        During 2008, the Company adopted the Employee Stock Ownership Plan ("ESOP") to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

        The Company contributed funds to the Bank to enable it to grant a loan to the ESOP for the purchase of shares of the Company's common stock at the time of the Conversion. The loan obtained by the ESOP from the Company to purchase Company common stock is payable annually over 20 years at 3.25% per annum. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

        At December 31, 2008, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)
2009	$541
2010	558
2011	577
2012	595
2013	615
Thereafter	11,028

$13,914

        Shares held by the ESOP include the following:

December 31, 2008
Allocated	71,370
Committed to be allocated	—
Unallocated	1,356,030

1,427,400

        The fair value of the unallocated shares was approximately $18,130,000 at December 31, 2008. Total compensation expense recognized in connection with the ESOP for the year ended December 31, 2008 was $828,000.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

        Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount for dividends which may be paid in any calendar year cannot exceed the Bank's net income for the current year, plus the Bank's net income retained for the previous years, without regulatory approval. Loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis.

        At December 31, 2008, the Bank's retained earnings available for the payment of dividends was $11,193,000. Accordingly, $165,415,000 of the Company's equity in net assets of the Bank was restricted at December 31, 2008. Funds available for loans or advances by the Bank to the Company amounted to $17,273,000.

        In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

21. FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

        The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with FASB Statement No. 157, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Fair Value Hierarchy

        In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

        Level 1—Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities general include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

        Level 2—Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or mortgage loans held for sale, for which the fair value is based on what the securitization market is currently offering for mortgage loans with similar characteristics.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Fair Value Hierarchy (Continued)

        Level 3—Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain asset-backed securities, certain private equity investments, residential mortgage servicing rights and long-term derivative contracts.

        The following methods and assumptions were used by the Company in estimating fair value disclosures:

        Cash and cash equivalents—The carrying amounts for cash and cash equivalents approximate fair value because they mature in 90 days or less and do not present unanticipated valuation risk.

        Certificates of deposit—The carrying amounts for certificates of deposit approximate fair value because they do not present unanticipated valuation risk.

        Securities available for sale—The securities measured at fair value in Level 2 are based on market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well established independent broker-dealers. The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted on securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants. These securities include U.S. Government and government-sponsored enterprises, mortgage-backed securities, corporate bonds, foreign government bonds and municipal bonds. At December 31, 2008, the Company did not have any securities classified as Level 1 or Level 3.

        Federal Home Loan Bank stock—The fair value of Federal Home Loan Bank stock is equal to cost based on redemption provisions.

        Loans and loans held for sale—Fair values are estimated for portfolios of loans with similar financial and credit characteristics. The loan portfolio was evaluated in the following segments: commercial, residential real estate, commercial real estate, construction, home equity and other consumer loans. The fair value of performing commercial and commercial real estate loans is estimated by discounting cash flows through the estimated maturity using discount rates that reflect the expected maturity and the credit and interest rate risk inherent in such loans. The fair value of residential mortgage loans is estimated by discounting contractual cash flows, adjusted for prepayment estimates using discount rates based on secondary market sources. The fair value of home equity and other consumer loans is estimated based on secondary market prices for asset-backed securities with similar characteristics. Fair values for non-performing loans are estimated using underlying values, where applicable.

        Servicing rights—Fair value is based on the present value of estimated future net servicing income.

        Deposits—The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings and NOW accounts, and money market accounts, is equal to the amount payable on demand as of the reporting date. The fair value of term certificates is based on the discounted value of contractual cash flows. The discount rate used is based on market interest rates currently offered for funding sources of similar remaining maturities.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Fair Value Hierarchy (Concluded)

        Stock subscriptions—The carrying amount of stock subscriptions approximate fair value because they are payable on demand and do not present unanticipated valuation risk.

        Short-term borrowings—The carrying amount of short-term borrowings approximate fair value because they mature in 90 days or less and do not present unanticipated valuation risk.

        Long-term borrowings—The fair value of these borrowings is based on the discounted value of contractual cash flows. The discount rate used is based on the estimated market rates currently offered for borrowings of similar remaining maturities.

        Subordinated debt—The fair value of these borrowings is based on the discounted value of contractual cash flows. The carrying amount of adjustable rate borrowings approximates fair value as they reprice quarterly. The discount rate used is based on the 3 Month LIBOR plus a market index.

        Accrued interest—The carrying amounts approximate fair value.

        Interest rate swap agreements—The fair value of interest rate swap agreements are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rates and also include the value associated with counterparty credit risk.

        Off-balance sheet credit related instruments—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of these fees at December 31, 2008 and 2007 was immaterial to the consolidated financial statements.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2008
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets
U.S. Government	$—	$2,018	$—	$2,018
Federal Home Loan Mortgage Corporation	—	1,148	—	1,148
Other government-sponsored enterprises	—	220,623	—	220,623
Mortgage-backed	—	247,990	—	247,990
Municipal bonds	—	18,816	—	18,816
Other bonds	—	250	—	250
Interest rate swaps	—	1,761	—	1,761

Total assets	$—	$492,606	$—	$492,606

Liabilities
Interest rate swap agreements	$—	$1,796	$—	$1,796

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Assets Measured at Fair Value on a Non-recurring Basis

        The Company may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2008. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2008:

				Year Ended December 31, 2008
	December 31, 2008
				Total Losses
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Impaired loans	$—	$1,481	$—	$(737)

        The amount of impaired loans in Level 2 represents the carrying value and related charge-offs and FASB Statement No. 114 allocated reserves on impaired loans for which adjustments are based on appraised value of the collateral. Appraised values are typically based on a blend of (a) an income approach using observable cash flows to measure fair value, and (b) a market approach using observable market comparables.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (Concluded)

Assets Measured at Fair Value on a Non-recurring Basis (Concluded)

        As required under FASB Statement No. 107. "Disclosures about Fair Value of Financial Instruments," the estimated fair values, and related carrying or notional amounts, of the Company's financial instruments are as follows. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$33,129	$33,129	$65,862	$65,862
Certificates of deposit	10,291	10,291	—	—
Securities available for sale	490,845	490,845	406,715	406,715
Federal Home Loan Bank stock	14,001	14,001	10,021	10,021
Loans held for sale and loans, net	1,106,815	1,118,521	899,401	897,589
Accrued interest receivable	7,457	7,457	6,862	6,862
Servicing rights	473	473	428	428
Financial liabilities:
Deposits:
Demand deposits	123,414	123,414	124,040	124,040
Savings and NOW accounts	176,365	176,365	171,353	171,353
Money market accounts	440,931	440,931	337,847	337,847
Term certificates	377,573	379,840	364,908	365,680
Stock subscriptions	—	—	162,859	162,859
Short-term borrowings	168,276	168,276	23,800	23,800
Long-term debt	163,022	165,822	145,042	149,758
Subordinated debt	29,965	9,608	29,965	49,935
Accrued interest payable	1,309	1,309	1,425	1,425
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	1,761	1,761	—	—
Liabilities	1,796	1,796	—	—

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

        Financial information pertaining to Danvers Bancorp, Inc. is as follows:

Balance Sheets

	December 31,
	2008	2007
	(In thousands)
Assets:
Cash and cash equivalents held at Danversbank	$68,589	$369
Investment in Danversbank	176,755	101,773
Investment in Danvers Capital Trusts	1,437	1,458
Loan to Danversbank ESOP	13,914	—
Deferred tax asset	1,870	—
Other assets	582	8

	$263,147	$103,608

Liabilities and stockholders' equity:
Subordinated debentures	$29,965	$29,965
Other liabilities	174	147

Total liabilities	30,139	30,112
Total stockholders' equity	233,008	73,496

	$263,147	$103,608

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Interest and dividend income:
Interest on loans	$1,012	$—	$—
Interest on debt securities	—	2,719	2,374
Interest and dividends on equity and other securities	78	87	78
Interest on cash equivalents	644	—	—

Total interest and dividend income	1,734	2,806	2,452
Interest on borrowed funds	2,380	2,681	2,375

Net interest income (expense)	(646)	125	77
Non-interest expense:
Contributions to the Danversbank Charitable Foundation	6,850	—	—
Other operating expense	121	—	—

Total non-interest expense	6,971	—	—

Income (loss) before income taxes	(7,617)	125	77
Provision (benefit) for income taxes	(2,174)	—	1

Income (loss) before undistributed earnings of subsidiaries	(5,443)	125	76
Equity in undistributed earnings of subsidiaries	2,740	4,229	4,161

Net income (loss)	$(2,703)	$4,354	$4,237

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Concluded)

Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(2,703)	$4,354	$4,237
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in undistributed earnings of subsidiaries	(2,740)	(4,229)	(4,161)
Common stock issued to Danversbank Charitable Foundation	6,500	—	—
Deferred tax benefit	(1,870)	—	—
ESOP expense	114	—	—
Other, net	(547)	(37)	1

Net cash provided (used) by operating activities	(1,246)	88	77

Cash flows from investing activities:
Investment in bank subsidiary	—	—	(5,000)
Purchase of corporate stock	—	—	(155)
ESOP loan, net of principal payments	(13,914)	—	—

Net cash used by investing activities	(13,914)	—	(5,155)

Cash flows from financing activities:
Increase in subordinated debentures	—	—	5,155
Capital contribution to Danversbank	(84,038)	—	—
Dividends declared	(656)	—	—
Issuance of common stock	168,074	—	—

Net cash provided by financing activities	83,380	—	5,155

Change in cash and cash equivalents	68,220	88	77
Cash and cash equivalents at beginning of year	369	281	204

Cash and cash equivalents at end of year	$68,589	$369	$281

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest and dividend income	$22,164	$20,992	$21,137	$21,237	$21,167	$20,421	$19,800	$18,936
Interest expense	9,481	9,107	9,048	10,712	11,228	11,055	10,442	10,443

Net interest income	12,683	11,885	12,089	10,525	9,939	9,366	9,358	8,493
Provision for loan losses	1,500	1,050	1,075	600	350	225	150	75

Net interest income, after provision for loan losses	11,183	10,835	11,014	9,925	9,589	9,141	9,208	8,418
Non-interest income	1,666	1,441	1,635	2,285	1,817	1,321	1,391	1,251
Non-interest expense	12,344	10,653	10,736	21,657	10,177	8,890	8,921	8,979

Income (loss) before income taxes	505	1,623	1,913	(9,447)	1,229	1,572	1,678	690
Provision (benefit) for income taxes	542	1,575	1,371	(6,191)	80	247	327	161

Net income (loss)	$(37)	$48	$542	$(3,256)	$1,149	$1,325	$1,351	$529

Weighted-average shares outstanding:
Basic	16,468,886	16,450,979	16,433,139	N/A	N/A	N/A	N/A	N/A
Diluted	16,468,886	16,450,979	16,433,139	N/A	N/A	N/A	N/A	N/A
Earnings per share:
Basic	$(0.002)	$0.003	$0.033	N/A	N/A	N/A	N/A	N/A
Diluted	$(0.002)	$0.003	$0.033	N/A	N/A	N/A	N/A	N/A

        Non-interest expense—Non-interest expense increased significantly in the first quarter of 2008 due to two non-recurring events; a $6.9 million pretax charge related to the establishment of Danversbank Charitable Foundation and a $3.7 million pretax charge related to the acceleration of the Bank's Phantom Stock Plan.

        Provision (benefit) for income taxes—The benefit is a result of the tax effect of the non-recurring events the Company recorded in the first quarter of 2008.

24. SUBSEQUENT EVENTS

Stock Option Plan

        During 2008, the Company adopted the 2008 Stock Option and Incentive Plan (the "Plan") whereby the Company may grant options to its directors, officers and employees for up to 1,784,250 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. The exercise price of each option equals the market price of the Company's stock on the date of grant and the maximum term of each option is ten years (5 years for a 10% owner). The options vest 20% per year from the date of grant and are fully vested in year five.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

SUBSEQUENT EVENTS (Concluded)

Stock Option Plan (Concluded)

        On January 9, 2009, the Company granted 1,574,700 stock options to its directors and certain officers with an exercise price of $13. The fair value of options granted on January 9, 2009 was $3.78 per share. The options will vest 20% per year over a five year period at an annual share-based compensation expense of $1,179,000 and an annual recognized tax benefit related to the expense of $252,000.

        The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected dividends	0.62%
Expected term	6.5 years
Expected volatility	25.86%
Risk-free interest rate	2.42%

        The expected volatility is based on historic volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on the historical exercise experience. The dividend yield assumption is based on the Company's history and expectation of dividend payouts.

        As of January 9, 2009, the unrecognized share-based compensation expense related to the nonvested options amounted to $5,893,000. This amount is expected to be recognized over a period of 5 years.

Restricted Stock Options

        During 2008, the Company adopted the 2008 Stock Option and Incentive Plan ("Stock Plan") under which 713,700 shares of the Company's common stock were reserved for issuance as restricted stock awards to directors and employees of the Company. In February 2009, the Compensation Committee of the Board of Directors implemented the Stock Plan, approved the restricted stock and authorized management to take the necessary steps to carry out the implementation of the Stock Plan, including the purchase of up to 713,700 shares of the Company's outstanding common shares through open market transactions or negotiated block transactions. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. Shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period.

        On January 9, 2009, the Company granted 640,000 restricted stock awards to its directors and certain officers with a fair value of $13. The restricted stock awards will vest 20% per year over a five year period at an annual share-based compensation expense of $1,663,000 and a recognized tax benefit related to the expense of $566,000.

        As of January 9, 2009, the unrecognized share-based compensation expense related to the nonvested options amounted to $8,317,000. This amount is expected to be recognized over a period of 5 years.