Form 10-Q
period 2009-03-31
Danvers Bancorp, Inc.
filed 2009-05-08
CIK 1410703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Shares outstanding of the registrant’s common stock, $0.01 par value, at May 5, 2009: 17,396,500

DANVERS BANCORP, INC.

DANVERS BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands)
ASSETS
Cash and cash equivalents	$41,463	$33,129
Certificates of deposit	10,406	10,291
Securities available for sale, at fair value	458,593	490,845
Loans held for sale	3,267	-
Loans	1,147,496	1,118,948
Less allowance for loan losses	(12,545)	(12,133)
Loans, net	1,134,951	1,106,815

Federal Home Loan Bank stock, at cost	14,001	14,001
Premises and equipment, net	25,835	22,877
Bank-owned life insurance	24,963	24,826
Other real estate owned	1,162	1,158
Accrued interest receivable	7,723	7,457
Deferred tax asset, net	7,822	6,955
Other assets	7,823	9,455
	$1,738,009	$1,727,809

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$133,298	$123,414
Savings and NOW accounts	197,613	176,365
Money market accounts	482,558	440,931
Term certificates over $100,000	248,131	242,846
Other term certificates	145,604	134,727
Total deposits	1,207,204	1,118,283
Short-term borrowings	94,793	168,276
Long-term debt	162,639	163,022
Subordinated debt	29,965	29,965
Accrued expenses and other liabilities	12,767	15,255
Total liabilities	1,507,368	1,494,801
Stockholders' equity:
Preferred stock; $0.01 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.01 par value, 60,000,000 shares authorized; 17,842,500 shares issued and 17,502,600 shares outstanding at March 31, 2009 and 17,842,500
shares issued and outstanding at December 31, 2008	178	178
Additional paid-in capital	178,818	174,510
Retained earnings	68,908	67,854
Accumulated other comprehensive income	4,159	4,026
Unearned restricted shares	(8,040)	-
Unearned compensation - ESOP, 1,338,188 shares and 1,356,030 shares at
March 31, 2009 and December 31, 2008, respectively	(13,382)	(13,560)
Total stockholders' equity	230,641	233,008
	$1,738,009	$1,727,809

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands,
	except per share amounts)
Interest and dividend income:
Interest and fees on loans	$15,707	$15,620
Interest on debt securities:
Taxable	5,422	4,792
Non-taxable	203	189
Dividends on equity securities	-	108
Interest on cash equivalents and certificates of deposit	97	528
Total interest and dividend income	21,429	21,237

Interest expense:
Interest on deposits:
Savings and NOW accounts	548	660
Money market accounts	2,923	3,329
Term certificates	3,027	4,273
Interest on short-term borrowings	128	121
Interest on long-term debt and subordinated debt	2,322	2,329
Total interest expense	8,948	10,712
Net interest income	12,481	10,525
Provision for loan losses	760	600
Net interest income, after provision for loan losses	11,721	9,925

Non-interest income:
Service charges on deposits	788	630
Loan servicing fees	10	59
Gain on sales of loans	341	61
Gain on sales of other real estate owned	29	-
Net gain on sales of securities	-	772
Net increase in cash surrender value of bank-owned life insurance	137	358
Other operating income	433	405
Total non-interest income	1,738	2,285

Non-interest expenses:
Salaries and employee benefits	6,973	10,036
Occupancy	1,504	1,310
Equipment	768	753
Outside services	243	282
Contribution to the Danversbank Charitable Foundation	-	6,850
Other real estate owned expense	125	794
Other operating expense	2,188	1,632
Total non-interest expenses	11,801	21,657
Income (loss) before income taxes	1,658	(9,447)
Provision (benefit) for income taxes	275	(6,191)
Net income (loss)	$1,383	$(3,256)

Weighted-average shares outstanding:
Basic	16,376,388	N/A
Diluted	16,383,254	N/A

Earnings per share:
Basic	$0.08	N/A
Diluted	$0.08	N/A

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other	Unearned		Total
	Common Stock		Paid-In	Retained	Comprehensive	Restricted	Unearned	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Compensation	Equity
	(Dollars in thousands)

Balance at December 31, 2007	-	$-	$-	$71,213	$2,283	$-	$-	$73,496
Comprehensive loss:
Net loss	-	-	-	(3,256)	-	-	-	(3,256)
Net unrealized gain on securities
available for sale, net of
reclassification adjustment
and tax effect	-	-	-	-	2,045	-	-	2,045
Change in fair value and
amortization of derivative used
for cash flow hedge, net of
tax effect	-	-	-	-	(1)	-	-	(1)
Total comprehensive loss								(1,212)
Issuance of common stock for
initial public offering, net of
expenses of $3,850	17,192,500	172	167,902	-	-	-	-	168,074
Issuance of common stock to
the Danversbank Charitable
Foundation	650,000	6	6,494	-	-	-	-	6,500
Stock purchased by ESOP	-	-	-	-	-	-	(14,274)	(14,274)
Common stock held by ESOP
committed to be released
(11,895 shares)	-	-	-	-	-	-	119	119
Balance at March 31, 2008	17,842,500	$178	$174,396	$67,957	$4,327	$-	$(14,155)	$232,703

Balance at December 31, 2008	17,842,500	$178	$174,510	$67,854	$4,026	$-	$(13,560)	$233,008
Comprehensive income:
Net income	-	-	-	1,383	-	-	-	1,383
Net unrealized gain on securities
available for sale, net of
reclassification adjustment
and tax effect	-	-	-	-	134	-	-	134
Change in fair value and
amortization of derivative used
for cash flow hedge, net of
tax effect	-	-	-	-	(1)	-	-	(1)
Total comprehensive income								1,516
Purchase of shares for incentive
plans (339,900 shares)	-	-	(4,256)	-	-	-	-	(4,256)
Resticted stock awards
(639,807 shares)	-	-	8,317	-	-	(8,317)	-	-
Equity incentive shares earned	-	-	196	-	-	277	-	473
Common stock held by ESOP
committed to be released
(17,843 shares)	-	-	51	-	-	-	178	229
Dividends declared
($.02 per share)	-	-	-	(329)	-	-	-	(329)
Balance at March 31, 2009	17,842,500	$178	$178,818	$68,908	$4,159	$(8,040)	$(13,382)	$230,641

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,383	$(3,256)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	760	600
Write-down of other real estate owned	-	808
Depreciation and amortization	841	926
Accretion of net deferred loan fees and costs	(126)	(138)
Deferred tax benefit	(959)	(1,066)
Amortization of core deposit intangible and servicing rights	113	53
Amortization of stock-based compensation and ESOP expense	702	119
Amortization (accretion) of securities, net	60	(14)
Net gain on sales of securities	-	(772)
Gain on sales of other real estate owned	(29)	-
Loans originated for sale	(27,404)	(3,490)
Proceeds from sales of loans originated for sale	24,137	3,232
Issuance of common stock to Danversbank Charitable Foundation	-	6,500
Changes in other assets and liabilities:
Accrued interest receivable	(266)	(307)
Other assets and bank-owned life insurance	1,380	(4,556)
Accrued expenses and other liabilities	(2,488)	(5,724)
Net cash used in operating activities	(1,896)	(7,085)
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	-	32,945
Maturities, prepayments and calls	65,670	77,814
Purchases	(33,251)	(157,273)
Purchases of certificates of deposit	(115)	-
Funds advanced on other real estate owned	(384)	(482)
Proceeds from sales of other real estate owned	1,209	-
Net loan originations	(29,570)	(62,149)
Purchase of premises and equipment	(3,799)	(1,127)
Net cash used in investing activities	(240)	(110,272)

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Term certificates	$16,162	$(3,964)
Other deposits	72,759	126,038
Short-term borrowings	(73,483)	3,898
Stock subscriptions	-	(162,859)
Activity in long-term debt:
Proceeds from advances	-	15,000
Payment of advances	(383)	(784)
Net proceeds from issuance of common stock	-	168,074
Acquisition of common stock by ESOP	-	(14,274)
Purchase of shares for incentive plans	(4,256)	-
Dividends declared	(329)	-
Net cash provided by financing activities	10,470	131,129
Change in cash and cash equivalents	8,334	13,772
Cash and cash equivalents at beginning of period	33,129	65,862
Cash and cash equivalents at end of period	$41,463	$79,634

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,721	$10,042
Income taxes	46	215
Non-cash financing and investing activities:
Unsettled securities transactions	-	500
Transfers from loans to other real estate owned	800	-

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the reporting interim periods have been included.  The consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s most recent Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2008.  The results of operation for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be obtained for a full year.

2.	Derivative Financial Instruments

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, which changes the disclosure requirements for derivative instruments and hedging activities.  This Statement is intended to enhance the current disclosure framework in SFAS No. 133.  The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  This Statement is effective for the Company’s consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and did not have a material impact on the Company’s consolidated financial statements.

Derivative financial instruments are recognized as assets and liabilities on the consolidated balance sheet and measured at fair value.

Interest Rate Swap Agreements

For asset/liability management purposes, the Company uses interest rate swap agreements to manage interest rate risk.  Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based is not exchanged.  These swap agreements are derivative instruments and generally convert a portion of the Company’s variable-rate debt to a fixed rate (cash flow hedge), and convert a portion of its fixed-rate loans to a variable rate (fair value hedge).  Those swap agreements not designated as a hedge are generally used as economic hedges of overall changes in interest rates on interest earning assets and interest bearing liabilities. The gain or loss on a swap agreement not designated as a hedge is recognized currently in earnings.

DANVERS BANCORP, INC.

The following tables present the fair values of derivative instruments in the balance sheet and the effect of derivative instruments on the statement of operations.

	March 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
	(In thousands)
Derivatives not designated as hedging
instruments under Statement 133:

Interest rate swap agreements	Other assets	$1,698	Other liabilities	$1,730

Quarter Ended March 31, 2009
		Amount of
		Gain (Loss)
		Recognized
Derivatives Not Designated As Hedging	Location of Gain or (Loss) Recognized	in Income
Instruments Under Statement 133	in Income on Derivative	on Derivative
		(In thousands)

Interest rate swap agreements	Other income	$3

3.	Fair Value of Assets and Liabilities

In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  The three levels are defined as follows:

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities.  Level 1 assets and liabilities general include debt and equity securities that are traded in an active exchange market.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.  Currently, the Company does not have any items classified as Level 1.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  The fair value of fixed maturity investments included in the Level 2 category were based on market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well established independent broker-dealers.  The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants.  The fair value of interest rate swap agreements are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rates and also include the value associated with counterparty credit risk.  The Level 2 categories include U.S. Government and government-sponsored enterprises, mortgage-backed securities, corporate bonds, foreign government bonds, municipal bonds and interest rate swap agreements.

DANVERS BANCORP, INC.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  This category generally includes certain asset-backed securities, certain private equity investments, residential mortgage servicing rights and long-term derivative contracts.  Currently, the Company does not have any items classified as Level 3.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
March 31, 2009:
Assets
U.S. Government	$-	$1,004	$-	$1,004
Federal Home Loan Mortgage Corporation	-	1,141	-	1,141
Other government-sponsored enterprises	-	191,101	-	191,101
Mortgage-backed	-	244,107	-	244,107
Municipal bonds	-	20,990	-	20,990
Other bonds	-	250	-	250
Interest rate swap agreements	-	1,698	-	1,698
	$-	$460,291	$-	$460,291

Liabilities
Interest rate swap agreements	$-	$1,730	$-	$1,730

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
December 31, 2008:
Assets
U.S. Government	$-	$2,018	$-	$2,018
Federal Home Loan Mortgage Corporati                on	-	1,148	-	1,148
Other government-sponsored enterprises	-	220,623	-	220,623
Mortgage-backed	-	247,990	-	247,990
Municipal bonds	-	18,816	-	18,816
Other bonds	-	250	-	250
Interest rate swap agreements	-	1,761	-	1,761
	$-	$492,606	$-	$492,606

Liabilities
Interest rate swap agreements	$-	$1,796	$-	$1,796

DANVERS BANCORP, INC.

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at March 31, 2009 and December 31, 2008.  The following tables summarize the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets:

				Quarter Ended
				March 31,
	March 31, 2009			2009
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)
Assets
Other real estate owned	$-	$1,162	$-	$-
Impaired loans	-	425	-	135
	$-	$1,587	$-	$135

				Quarter Ended
				March 31,
	December 31, 2008			2008
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)
Assets
Other real estate owned	$-	$1,158	$-	$808
Impaired loans	-	1,481	-	186
	$-	$2,639	$-	$994

At March 31, 2009 and December 31, 2008, the amount of other real estate owned in Level 2 represents the carrying value and related charge-offs for which adjustments are based on appraised value of the collateral.  At March 31, 2009 and December 31, 2008, the amount of impaired loans in Level 2 represents the carrying value and related charge-offs and FASB Statement No. 114 allocated reserves on impaired loans for which adjustments are based on appraised value of the collateral.  Appraised values are typically based on a blend of (a) an income approach using observable cash flows to measure fair value, and (b) a market approach using observable market comparables.

4.	Earnings Per Share

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

DANVERS BANCORP, INC.

For the quarter ended March 31, 2009, potentially dilutive common stock equivalents totaled 6,866 shares, representing the dilutive effect of the restricted stock.  Earnings per share are not applicable for year to date and quarterly periods prior to June 30, 2008 as the Company did not issue stock until January 11, 2008.  Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

The following table is the reconciliation of basic and diluted earnings per share for the three months ended March 31, 2009:

	Basic	Diluted
	(Dollars in thousands,
	except per share amounts)

Net income	$1,383	$1,383

Weighted average shares outstanding	16,376,388	16,376,388
Effect of dilutive shares	-	6,866
Adjusted weighted average shares outstanding	16,376,388	16,383,254

Earnings per share	$0.08	$0.08

5.	Dividend Declared

On April 23, 2009, the Company declared a quarterly cash dividend on its common stock of $.02 per share. The dividend will be paid on or after May 22, 2009 to shareholders of record as of May 8, 2009.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised), ‘‘Business Combinations’’, which replaces SFAS No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations. This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 ("FSP 141(R)-1"), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  FSP 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Effective January 1, 2009, the ETIF was adopted by the Company and did not impact the Company’s consolidated financial statements.

DANVERS BANCORP, INC.

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

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. The FSP is effective for periods ending after June 15, 2009, with earlier adoption permitted. The adoption of FSP FAS 157-4 in the quarter ending June 30, 2009 is not expected to have a material effect on the Company’s consolidated financial statements.

In January  2009, the FASB issued a FASB Staff Position on the Emerging Issues Task Force (“EITF”) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-06-1). Under FSP EITF 03-06-1, unvested share-based awards which include the right to receive nonforfeitable dividends or dividend equivalents are considered to participate with common stock in undistributed earnings. Companies that issue share-based awards considered to be participating securities under FSP EITF 03-06-1 are required to calculate basic and diluted earnings per common share amounts under the two-class method. The two-class method excludes from earnings per common share calculations any dividends paid or owed to participating securities and any undistributed earnings considered to be attributable to participating securities. FSP EITF 03-06-1 requires retrospective application to all prior-period earnings per share data presented.   The ETIF was adopted by the Company on January 1, 2009 and did not impact the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements” (FSP FAS 107-1 and APB 28-1), requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. The FSP 107-1 is effective June 30, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-temporary Impairments” (FSP FAS 115-2 and 124-2), modifies the requirements for recognizing other-than-temporary-impairment on debt securities and significantly changes the impairment model for such securities. Under FSP FAS 115-2 and 124-2, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. Upon adoption of the FSP, an entity reclassifies from retained earnings to other comprehensive income the non-credit portion of an other-than-temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before

DANVERS BANCORP, INC.

recovery of the security’s amortized cost basis. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. FSP FAS 115-2 and 124-2 is effective for periods ending after June 15, 2009, with earlier adoption permitted. The Company is currently assessing the impact of adoption of FSP FAS 115-2 and 124-2 on its financial position and results of operations as of, and for the period ending, June 30, 2009.

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

DANVERS BANCORP, INC.

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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total Assets. Total assets increased by $10.2 million, or 0.6%, to $1.74 billion at March 31, 2009 from $1.73 billion at December 31, 2008. Net loans increased by $28.1 million, or 2.5% during the quarter and securities decreased by $32.2 million, or 6.6%. The overall increase in the Company’s assets was funded primarily with an increase in deposits.

Cash and Cash Equivalents. Cash and cash equivalents increased by $8.3 million, or 25.2%, to $41.4 million at March 31, 2009 from $33.1 million at December 31, 2008.

Securities Available for Sale. The securities portfolio aggregated $458.6 million at March 31, 2009, a decrease of $32.2 million, or 6.6%, from $490.8 million at December 31, 2008. The first quarter cash flow from investment calls and amortization from the Company’s mortgage-backed securities portfolio were utilized to fund our loan growth during the quarter. Within the portfolio, obligations of government-sponsored enterprises decreased by $30.5 million and mortgage-backed securities decreased by $3.9 million, as the Company also replaced some fixed-rate agency securities with adjustable-rate mortgage-backed securities.

At March 31, 2009 and December 31, 2008, our mortgage-backed securities (“MBS”) totaled 53.2% and 50.5%, respectively, of our investment portfolio and consisted of high quality rated pass-through securities that are directly insured or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.  The MBS portfolio is primarily backed by pools of one-to-four family mortgages that have loans with interest rates that are within a set range and have varying maturities.  None of our MBS are privately issued or have sub-prime residential mortgages or home equity loans as part of their underlying loan pools.  We target instruments with four to twelve year weighted average lives, with expected average life extensions up to a maximum of fifteen years in a rising rate environment.  In an effort to protect against a rising interest rate environment, we increased our concentration of adjustable-rate MBS in the investment portfolio from 15.4% at December 31, 2007 to 74.9% at March 31, 2009.  All our MBS were rated AAA at March 31, 2009 and December 31, 2008.   Although unforeseeable changes in

DANVERS BANCORP, INC.

market conditions may affect future ratings, management does not expect to downgrade any ratings in our current MBS portfolio.

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2009:
U.S. Government	$1,002	$2	$-	$1,004
Federal Home Loan Mortgage Corporation	1,147	-	(6)	1,141
Other government-sponsored enterprises	189,111	3,119	(1,129)	191,101
Mortgage-backed	238,455	5,737	(85)	244,107
Municipal bonds	21,597	94	(701)	20,990
Other bonds	250	-	-	250
	$451,562	$8,952	$(1,921)	$458,593

December 31, 2008:
U.S. Government	$2,007	$11	$-	$2,018
Federal Home Loan Mortgage Corporation	1,147	1	-	1,148
Other government-sponsored enterprises	216,369	4,383	(129)	220,623
Mortgage-backed	245,089	3,549	(648)	247,990
Municipal bonds	19,179	107	(470)	18,816
Other bonds	250	-	-	250
	$484,041	$8,051	$(1,247)	$490,845

DANVERS BANCORP, INC.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2009:
Debt securities:
Federal Home Loan Mortgage Corporation	$6	$1,141	$-	$-
Other government-sponsored enterprises	1,129	42,561	-	-
Mortgage-backed	84	16,084	1	239
Municipal bonds	336	7,578	365	8,921
	$1,555	$67,364	$366	$9,160

December 31, 2008:
Debt securities:
Other government-sponsored enterprises	$129	$21,371	$-	$-
Mortgage-backed	642	57,114	6	942
Municipal bonds	25	1,135	445	11,349
	$796	$79,620	$451	$12,291

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant more frequent evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has remained less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value.  At March 31, 2009 and December 31, 2008, the Company determined that all unrealized losses from debt securities are temporary in nature.

Net Loans. Net loans as of March 31, 2009 were $1.13 billion, an increase of $28.1 million, or 2.5%, from net loan balances of $1.11 billion as of December 31, 2008. Most of the Company’s growth during the period is reflected in commercial real estate and commercial and industrial (“C&I”) loan balances.  Increases in commercial real estate and C&I loans of $32.1 million and $5.5 million, respectively were partially offset by a decline in the Company’s construction loan portfolio of $12.1 million.  While the rate of expansion in the portfolio slowed when compared to 2008, the loan pipeline remains strong and the Company continued to see larger and well diversified credit opportunities during the period.

DANVERS BANCORP, INC.

The following table sets forth the composition of the loan portfolio at the dates indicated:

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
Construction	$110,915	9.6%	$122,974	11.0%
Residential	190,682	16.6	189,242	16.9
Commercial	279,612	24.3	247,483	22.1
Home equity	44,455	3.9	41,660	3.7
C&I	515,823	44.9	510,359	45.5
Consumer	7,762	0.7	8,725	0.8
Total loans	1,149,249	100.0%	1,120,443	100.0%
Allowance for loan losses	(12,545)		(12,133)
Net deferred loan fees	(1,753)		(1,495)
Loans, net	$1,134,951		$1,106,815

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Real estate mortgages:
Construction	$984	$1,925
Residential	2,635	2,184
Commercial	372	263
Home equity	302	227
Total real estate mortgages	4,293	4,599
C&I	932	1,295
Consumer	17	38
Total non-accrual loans	$5,242	$5,932
Restructured loans	$3,147	$-
Total non-performing loans	$8,389	$5,932
Other real estate owned	1,162	1,158
Total non-performing assets	$9,551	$7,090
Total non-performing loans to total loans	0.73%	0.53%
Total non-performing loans to total assets	0.48%	0.34%
Total non-performing assets to total assets	0.55%	0.41%

DANVERS BANCORP, INC.

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

	At or For the Three Months
	Ended March 31,
	2009	2008
	(Dollars in thousands)

Allowance balance at beginning of period	$12,133	$9,096
Provision for loan losses	760	600
Charge-offs:
Real estate mortgages:
Construction	241	-
Residential	-	85
Commercial	-	-
Home equity	-	3
Total real estate mortgages	241	88
C&I	106	156
Consumer	35	24
Total charge-offs	382	268
Recoveries:
Real estate mortgages:
Construction	-	-
Residential	-	8
Commercial	-	-
Home equity	-	-
Total real estate mortgages	-	8
C&I	20	-
Consumer	14	7
Total recoveries	34	15
Net charge-offs	348	253
Allowance balance at end of period	$12,545	$9,443

Total loans outstanding	$1,149,249	$971,735
Average loans outstanding	$1,126,097	$927,932

Allowance for loan losses as a percent of
total loans outstanding	1.09%	0.97%
Net loans charged off as a percent of
average loans outstanding (annualized)	0.12%	0.11%
Allowance for loan losses to non-
performing loans	149.54%	147.94%

For further information, see “Provision for Loan Losses” of the Management Discussion and Analysis on page 21.

DANVERS BANCORP, INC.

Deposits. The Company’s deposit growth remained strong for the first three months of 2009.  Total deposits increased by $88.9 million to $1.21 billion at March 31, 2009, an increase of 8.0% from a balance of $1.12 billion at December 31, 2008. The Company experienced increases across all deposit categories with the largest increase in money market accounts which increased by $41.6 million, and to a lesser extent in savings and NOW accounts, total term certificates, and demand deposit, which increased by $21.2 million, $16.2 million and $9.9 million, respectively. The Company’s deposit gathering activities continue to benefit from some of the turmoil in the broader capital markets.  New deposit balances emanated from a variety of outlets during the quarter.  The Company’s online checking and savings product initiatives were very productive and in conjunction with a number of other retail and commercial deposit gathering activities, the Company had very healthy deposit growth.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand deposits	$133,298	11.0%	$123,414	11.0%
Savings and NOW accounts	197,613	16.4	176,365	15.8
Money market accounts	482,558	40.0	440,931	39.4
Total non-certificate accounts	813,469	67.4	740,710	66.2
Term certificates over $100,000	248,131	20.5	242,846	21.7
Other term certificates	145,604	12.1	134,727	12.1
Total certificate accounts	393,735	32.6	377,573	33.8
Total deposits	$1,207,204	100.0%	$1,118,283	100.0%

Borrowed Funds. The Company relies on borrowings from the Federal Home Loan Bank of Boston, or FHLBB, as an alternative funding source to deposits and to augment the Company’s short-term liquidity needs. The balance of these borrowings fluctuates depending upon our ability to attract deposits, coupled with the overall level of loan demand and other investment opportunities. Funds borrowed from the FHLBB decreased by $71.6 million to $230.4 million at March 31, 2009, a 23.7% decrease from a balance of $302.0 million at December 31, 2008. The Company’s success at raising deposit balances during the quarter allowed the Company to pay down a large portion of our overnight FHLBB advances.

Included in the Company’s borrowings are securities sold under agreements to repurchase, which are contracts for the sale of securities owned by the Company with an agreement to repurchase those securities at an agreed upon price and date. The Company uses repurchase agreements as a secondary funding source and as a means of offering commercial deposit customers a commercial sweep checking product. As of March 31, 2009, the Company had $27.0 million outstanding in overnight repurchase agreements, an decrease of $2.3 million or 7.8% from $29.3 million December 31, 2008.

Total Stockholders’ Equity. Total stockholders’ equity decreased by $2.4 million to $230.6 million at March 31, 2009 from a balance of $233.0 million at December 31, 2008. This decrease was primarily due to stock repurchases as the Company purchased 339,900 shares of common stock at an average price of $12.52 per share during the first three months of 2009.  These purchases are part of the Stock Repurchase Program announced in January of 2009. This decrease was offset by net income of $1.4 million and a decline in the unallocated common shares held by the Employee Stock Ownership Plan.

DANVERS BANCORP, INC.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

Net Income (loss). The Company recorded net income for the three months ended March 31, 2009 of $1.4 million, an increase of $4.6 million from a net loss of $3.2 million for the three months ended March 31, 2008.  The increase is primarily due to the increase in net interest income and a sizeable reduction in non-interest expenses between the comparable periods.  Net interest income during the 2009 quarter improved $2.0 million or 18.6% from the comparable three-month period in 2008.  The decline in non-interest expense relates to two non-recurring items that the Company incurred during the first quarter of 2008; a $6.9 million pretax charge related to the establishment of the Danversbank Charitable Foundation, Inc. (the “Foundation”) and a $3.7 million pretax charge related to the acceleration of the Company’s phantom stock plan.  Both charges are directly related to the Company’s conversion from a mutual form of organization to a public stock holding company.

Net Interest Income. Net interest income for the three months ended March 31, 2009 increased to $12.5 million from $10.5 million for the three months ended March 31, 2008. Average interest-earning assets increased $226.5 million between the two periods. This increase of $2.0 million in net interest income resulted from a $2.5 million increase due to volume and a $511,000 decrease due to the rates on interest-earning assets and interest-bearing liabilities. The Company’s net interest margin was 3.06% for the three months ended March 31, 2009 compared to 3.01% for the three months ended March 31, 2008.

Interest and Dividend Income. Interest income increased $192,000, or 0.9%, to $21.4 million for the three months ended March 31, 2009 from $21.2 million for the three months ended March 31, 2008. The increase was primarily due to a higher balance of average interest-earning assets. Loans increased on average by $198.2 million between the two periods combined with an increase in the average balances of debt securities of $65.3 million and a decrease in cash equivalents of $40.9 million. The average yield on loans decreased from 6.73% for the three months ended March 31, 2008 to 5.58% for the same period in 2009, and the overall yield on interest-earning assets decreased from 6.08% to 5.25% for the 2008 and 2009 periods, respectively. The overall decline in asset yields is directly related to the declining trend of the current interest rate environment.

Interest Expense. Interest expense for the three months ended March 31, 2009 decreased by $1.8 million, or 16.5%, to $8.9 million compared to interest expense of $10.7 million for the three months ended March 31, 2008. Average interest-bearing liabilities increased by $217.2 million between the two periods and this resulted in a $1.5 million increase in interest expense. A decrease of 114 basis points, or 30.1%, in the average cost of the Company’s interest-bearing liabilities resulted in a decrease in interest expense of $3.3 million. The overall rates on interest-bearing liabilities decreased from 3.79% to 2.65% for the 2008 and 2009 periods, respectively, and the average cost of deposits decreased from 3.56% for the period ended March 31, 2008 compared to 2.52% for the same period in 2009. The overall decline in deposit and overall liability costs is directly related to the declining trend of the current rate environment.

Provision for Loan Losses. The Company records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb losses inherent in the loan portfolio. The Company recorded $760,000 and $600,000 in loan loss provisions during the three months ended March 31, 2009 and 2008, respectively. Provisions in both periods were reflective of portfolio growth, change to the loan portfolio composition, an evaluation of the quality of the loan portfolio, and net charge offs, the difference between loan charge-offs net of recoveries on loans previously charged off. Net charge-offs were $348,000 and $253,000 for the three months ended March 31, 2009 and 2008, respectively.  At March 31, 2009, the allowance for loan losses totaled $12.5 million, or 1.09% of the loan portfolio, compared to $9.4 million, or 0.97%, of total loans at March 31, 2008.  The allowance as a percentage of non-performing loans represented 149.54% and 147.94% at March 31, 2009 and 2008, respectively.

DANVERS BANCORP, INC.

Non-interest Income. Non-interest income for the three months ended March 31, 2009 decreased by $547,000 or 23.9% to $1.7 million, compared to $2.3 million for the three months ended March 31, 2008. This decrease was attributable to a $772,000 decrease in the gain on sales of securities as management chose to sell some fixed-rate investment securities and replace them with adjustable-rate investments in an effort to protect against a rising interest rate environment during the quarter ended March 31, 2008.  The decrease was also due to a $222,000 decrease in income on our bank-owned life insurance holdings, or BOLI, offset by increases in service charges on deposit accounts of $158,000 and in the gain on sale of loans of $280,000 compared to the same quarter in 2008.

Non-interest Expense. Non-interest expense reflected a significant decrease of $9.9 million or 45.5% from $21.7 million at quarter ended March 31, 2008 to $11.8 million at quarter ended March 31, 2009. As noted above this decrease relates primarily to two non-recurring charges associated with the conversion to a public stock holding company during the first quarter of 2008.  In addition, the Company experienced a decrease in other real estate owned expense of $669,000 and an increase in other operating expense of $556,000 compared to the same quarter in 2008. Increases in general and administrative expenses, most notably in the areas of deposit insurance, legal, marketing, and investor relations were the primary reasons for the increase in other operating expense between the comparable periods.

Income Taxes. The Company recorded an income tax expense of $275,000 for the three months ended March 31, 2009; an increase of $6.5 million when compared to a $6.2 million income tax benefit for the three months ended March 31, 2008. The effective tax rate for the three months period ended March 31, 2009 was 16.6 % which is below the statutory tax rate of 34% due to the amount of book income that is not taxable under federal tax law.  The effective tax rate for the three months end March 31, 2008 was 63.3% which is the result of the non-recurring charges associated with the conversion to a public stock holding company during the first quarter of 2008.

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

DANVERS BANCORP, INC.

	Three Months Ended March 31,
	2009				2008
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents and
certificates of deposit	$27,475		$97	1.41%	$68,368		$528	3.11%
Debt securities: (2)
U.S. Government	1,538		11	2.86	2,000		23	4.63
Gov't-sponsored enterprises and
FHLMC	198,460		2,439	4.92	181,540		2,195	4.86
Mortgage-backed	243,959		2,970	4.87	196,370		2,569	5.26
Municipal bonds	19,960		203	4.07	18,592		189	4.09
Other	250		2	3.20	328		5	6.13
Equity securities	14,626		-	-	10,689		108	4.06
Real estate mortgages (3)	605,871		8,425	5.56	559,754		9,063	6.51
C&I loans (3)	436,752		6,225	5.70	311,801		5,782	7.46
IRBs (3)	74,833		890	4.76	47,019		583	4.99
Consumer loans (3)	8,641		167	7.73	9,358		192	8.25
Total interest-earning assets	1,632,365		21,429	5.25	1,405,819		21,237	6.08
Allowance for loan losses	(12,341)				(9,237)
Total earning assets less allowance
for loan losses	1,620,024				1,396,582
Non-interest-earning assets	100,126				93,252
Total assets	$1,720,150				$1,489,834

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts (7)	$185,714		548	1.18	$176,223		660	1.51
Money market accounts	466,267		2,923	2.51	386,187		3,329	3.47
Term certificates (4) (7)	379,904		3,027	3.19	371,088		4,273	4.63
Total deposits	1,031,885		6,498	2.52	933,498		8,262	3.56
Borrowed funds:
Short-term borrowings	128,388		128	0.40	26,834		121	1.81
Long-term debt	162,781		1,789	4.40	145,482		1,689	4.67
Subordinated debt	29,965		533	7.11	29,965		640	8.59
Total interest-bearing liabilities	1,353,019		8,948	2.65	1,135,779		10,712	3.79
Non-interest-bearing deposits (8)	124,656				166,503
Other non-interest-bearing liabilities	13,572				6,120
Total non-interest-bearing liabilities	138,228				172,623
Total liabilities	1,491,247				1,308,402
Stockholders' equity	228,903				181,432
Total liabilities and stockholders' equity	$1,720,150				$1,489,834

Net interest income			$12,481				$10,525
Net interest rate spread (5)				2.60%				2.29%
Net interest-earning assets (6)	$279,346				$270,040
Net interest margin (7)				3.06%				3.01%
Ratio of interest-earning assets
to total interest-bearing liabilities	1.21	x			1.24	x
_____________________________

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

	Three Months Ended March 31,
	2009 vs. 2008
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents and
certificates of deposit	$(316)	$(115)	$(431)
Debt securities (1):
U.S. Government	(5)	(7)	(12)
Gov't-sponsored enterprises and FHLMC	205	39	244
Mortgage-backed	623	(222)	401
Municipal bonds	14	-	14
Other	(1)	(2)	(3)
Equity securities	40	(148)	(108)
Real estate mortgages (2)	747	(1,385)	(638)
C&I loans (2)	2,317	(1,874)	443
IRBs (2)	345	(38)	307
Consumer loans (2)	(15)	(10)	(25)
Total interest-earning assets	3,954	(3,762)	192

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	36	(148)	(112)
Money market accounts	690	(1,096)	(406)
Term certificates (3)	102	(1,348)	(1,246)
Total deposits	828	(2,592)	(1,764)
Borrowed funds:
Short-term borrowings	458	(451)	7
Long-term debt	201	(101)	100
Subordinated debt	-	(107)	(107)
Total interest-bearing liabilities	1,487	(3,251)	(1,764)

Increase (decrease) in net interest income	$2,467	$(511)	$1,956
_______________________
(1)	Average balances are presented at average amortized cost.
(2)	Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(3)	Term certificates include brokered and non-brokered certificates of deposit.

DANVERS BANCORP, INC.

Liquidity and Capital Resources

The Company’s primary sources of funds are from deposits, amortization and repayment of loans and mortgage-backed securities, the sale or maturity of securities, advances from the FHLBB, the Federal Reserve Bank (“FRB”) discount window, repurchase agreements and cash flows generated by operations.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage loan prepayments can be greatly influenced by interest rate trends, economic conditions and competition.  The Company maintains excess cash and short-term interest bearing assets with original maturities of less than 90 days that provide additional liquidity.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and advances from the FHLBB or FRB, to fund other deposit withdrawals, to meet operating expenses and to invest in other interest-bearing assets.

Contractual Obligations.  The following table presents information indicating various contractual obligations and commitments of the Company as of the date indicated and their respective maturity dates:

	March 31, 2009
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$72,600	$42,048	$15,000	$100,791	$230,439
Repurchase agreements (1)	26,993	-	-	-	26,993
Subordinated debt	-	-	-	29,965	29,965
Operating leases	2,271	4,301	3,277	7,429	17,278
Total contractual obligations	$101,864	$46,349	$18,277	$138,185	$304,675

(1)	All repurchase agreements mature on a daily basis and are secured by obligations of government-sponsored enterprises.

Loan Commitments.  Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.  The following table presents information indicating various loan commitments of the Company as of the date indicated and their respective maturity dates:

	March 31, 2009
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Commitments to grant loans	$20,922	$-	$-	$-	$20,922
Unfunded commitments under lines of credit	276,739	-	-	-	276,739
Unadvanced funds on construction loans	11,973	12,670	7,979	-	32,622
Commercial and standby letters of credit	2,744	297	65	4,805	7,911
Total contractual obligations	$312,378	$12,967	$8,044	$4,805	$338,194

DANVERS BANCORP, INC.

Regulatory Capital Requirements.  At March 31, 2009, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.  Prompt corrective action provisions are not applicable to bank holding companies.  At March 31, 2009, the Bank’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios were 14.98%, 13.98% and 10.12%, respectively.  At March 31, 2009, the Company’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios were 21.31%, 20.31% and 14.76%, respectively.

Recent Economic Developments

On October 3, 2008 the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted.  Among other things, the EESA immediately raised the FDIC insurance limit from $100,000 to $250,000 to be effective through December 31, 2009.

U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision the (“Basel Committee”), continue to consider changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines to which the Company and Danversbank are subject. The federal banking Agencies issued a final rule entitled “Risk-Based Capital Standards: Advanced Capital Adequacy Framework - Basel II” (“Basel II”) which became effective on April 1, 2008 and “core banks” (“core banks” are the approximately 20 largest U.S. bank holding companies) were required to adopt a board-approved plan, by October 1, 2008, to implement Basel II. Basel II is expected to result in significant changes to the risk based capital standards for “core” banks subject to Basel II and other banks that elect to use such rules to calculate their risk-based capital requirements. In connection with Basel II, the federal banking agencies published a joint notice of proposed rulemaking entitled “Risk-Based Capital Guidelines; Capital Adequacy Guidelines: Standardized Framework” on July 29, 2008 (the “Standardized Approach Proposal”).  The Standardized Approach Proposal, if adopted by the federal banking agencies, would provide all non-core banks with an optional framework, based upon the standardized approach under the international Basel II Accord, for calculating their risk-based capital requirements. Moreover, during the first quarter of 2009, in light of the global economic downturn, the Basel Committee announced that it was commencing an initiative designed to increase the level of capital held by banks through the use of “a combination of measures such as introducing standards to promote the build up of capital buffers that can be drawn down in periods of stress, strengthening the quality of bank capital, improving the risk coverage of the capital framework and introducing a non-risk based supplementary measure” of capital.  The Company and Danversbank do not currently expect to calculate their capital ratios under Basel II or in accordance with the Standardized Approach Proposal. Accordingly, Danversbank is not yet in a position to determine the effect of such rules, or potential modifications to such rules, on its risk capital requirements.

In 2008, the U.S. Department of the Treasury (the “Treasury”) instituted the TARP in response to adverse economic conditions in the financial markets, particularly the inability of creditworthy borrowers to obtain credit. Under the TARP, the Treasury developed the Capital Purchase Program (“CPP”), whereby it purchased non-voting senior preferred shares (“CPP Senior Preferred Shares”) of participating financial institutions.  Neither the Company nor Danversbank elected to participate in the TARP or the CPP.

DANVERS BANCORP, INC.

Danversbank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC.  In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). Pursuant to the FDI Reform Act, in 2006 the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the “DIF”) that covers both banks and savings associations. The FDIC also revised, effective January 1, 2008, the risk-based premium system under which the FDIC classifies institutions based on the factors described below and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. For most banks, including Danversbank, FDIC rates depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates depend upon such ratings, CAMELS component ratings and financial ratios. For institutions, such as Danversbank, which are currently in the lowest risk category, assessment rates varied initially from 5 to 7 basis points per $100 of insured deposits. Commencing January 1, 2009, the FDIC assessment rates were raised 7 basis points and varied initially from 12 to 14 basis points per $100 of insured deposits.  Further rate changes took effect on April 1, 2009, and caused assessment rates to vary initially from 12 to 16 basis points per $100 of insured deposits.  After the FDIC, if applicable, makes certain risk-related adjustments to specific financial institutions’ total minimum and maximum base assessment rates, such rates vary from 12 basis points to 45 basis points per $100 of insured deposits.  One such adjustment, among others, is an increase of up to 10 basis points for financial institutions, other than those in the lowest risk category, that have brokered deposits that exceed 10% of their domestic deposits.  In addition, the FDIC expects to impose a one-time special assessment on June 30, 2009 (which would be collected on September 30, 2009) that, although it is subject to change, is currently expected to be 10 basis points per $100 of deposits.  The FDIC has discretion to impose additional assessments thereafter.  In 2008, the level of FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. The foregoing temporary increase in FDIC insurance may be extended or modified.

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

Danversbank has elected to participate in the Transaction Account Guarantee Program (“TAGP”) which is part of the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). Danversbank declined to participate in the Debt Guarantee Program (“DGP”), another facility available under TLGP.  Through the TAGP, the FDIC provides unlimited deposit insurance coverage for all non-interest-bearing transaction accounts through December 31, 2009. This includes traditional non-interest bearing checking accounts, certain types of attorney trust accounts and NOW accounts as long as the interest rate does not exceed 0.50 percent.

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

DANVERS BANCORP, INC.

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

For March 31, 2009, the Company used a simulation model to project changes for three rising rate scenarios. No simulation was run for the falling rate scenarios given that the Federal Funds rate is currently in a range between 0 and 25 basis points.  This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario. In each of these instances, the Federal Funds rate is used as the driving rate.

The following table sets forth, as of March 31, 2009, the estimated changes in the Company’s net interest income that would result:

		Net Portfolio Value(2)			Net Interest Income

						Increase (Decrease)
Change in		Estimated			Estimated	in Estimated
Interest Rates		Net Portfolio	Estimated Increase (Decrease)		Net Interest	Net Interest Income
(basis points)(1)		Value	Amount	Percent	Income	Amount	Percent
		(Dollars in thousands)

+300	bp	$201,500	$(56,091)	-21.8%	$50,651	$(2,880)	-5.4%
+200	bp	228,537	(29,054)	-11.3%	53,157	(374)	-0.7%
+100	bp	245,779	(11,812)	-4.6%	53,555	24	0.0%
0	bp	257,591	-	0.0%	53,531	-	0.0%
________________________
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	Net portfolio value is the discounted present value of expected cash flows from interest-earning assets, interest-bearing liabilities and off-balance sheet contracts.

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

DANVERS BANCORP, INC.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased on an instantaneous and sustained basis, by 100, 200 and 300 basis points.  At March 31, 2009, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s President and Chief Executive Officer, its Executive Vice President and Chief Operating Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined under the Securities and Exchange Act of 1934 Rules 13a-15(e), as amended, (the “Exchange Act”).  Based upon their evaluation the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer and the Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that the information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

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

DANVERS BANCORP, INC.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company or the Bank is not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that such proceedings are, in the aggregate, immaterial to our financial condition and results of operations.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Item 1A to Part I of our Form 10-K, filed on March 16, 2009, for the three months ended March 31, 2009, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Unregistered Sales of Equity Securities.  Not applicable.

(b)           Use of Proceeds.  Not applicable.

(c)           Repurchase of Equity Securities.

At the Company’s Annual Meeting of Stockholders held on September 12, 2008, the Company’s stockholders approved the Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan (the “Stock Plan”).  Up to 2,497,950 shares of Company common stock may be granted under the Stock Plan.

On February 9, 2009 the Compensation Committee of the Board of Directors implemented the Stock Plan, approved the restricted stock and stock option grants and authorized management to take the necessary steps to carry out the implementation of the Stock Plan, including the purchase of up to 713,700 shares of the Company’s outstanding common shares to fund the restricted stock portion of the Stock Plan through open market transactions or negotiated block transactions.  The purchases were made from time to time, based on open market conditions.

DANVERS BANCORP, INC.

As of May 5, 2009, total repurchases under the Stock Plan were 446,000 shares at an average price of $12.99.  In the first quarter of 2009, the Company purchased 339,900 shares, as follows:

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares That May
	Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

January 1-31	-	$-	-	-

February 1-28	160,200	$12.45	160,200	553,500

March 1-31	179,700	$12.58	179,700	373,800
Total	339,900	$12.52	339,900

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

DANVERS BANCORP, INC.

Item 6.                        Exhibits

Exhibit No.	Description

10.16	Incentive Stock Option Agreement Under the Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan+*
10.17	Restricted Stock Award Agreement Under the Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan+*
10.18	Non-Qualified Stock Option Agreement for Company Employees Under the Danvers Bancorp, Inc. 2008
Stock Option and Incentive Plan+*
10.19	Non-Qualified Stock Option Agreement for Non-Employee Directors Under the Danvers Bancorp, Inc. 2008
Stock Option and Incentive Plan+*
31.1	Section 302 Certification of President and Chief Executive Officer*
31.2	Section 302 Certification of Executive Vice President and Chief Operating Officer*
31.3	Section 302 Certification of Executive Vice President and Chief Financial Officer*
32.1	Section 906 Certification of President and Chief Executive Officer**
32.2	Section 906 Certification of Executive Vice President and Chief Operating Officer**
32.3	Section 906 Certification of Executive Vice President and Chief Financial Officer**

+ Represents management contract or compensatory plan or agreement.
* Filed herewith.
** Furnished herewith.

DANVERS BANCORP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danvers Bancorp, Inc.

Date:	May 8, 2009	By:	/s/	Kevin T. Bottomley
Kevin T. Bottomley
President and Chief Executive Officer

Date:	May 8, 2009	By:	/s/	James J. McCarthy
James J. McCarthy
Executuve Vice President and Chief Operating Officer

Date:	May 8, 2009	By:	/s/	L. Mark Panella
L. Mark Panella
Executive Vice President and Chief Financial Officer