Form 10-Q
period 2009-06-30
Danvers Bancorp, Inc.
filed 2009-08-07
CIK 1410703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Shares outstanding of the registrant’s common stock, $0.01 par value, at August 3, 2009: 17,093,800

DANVERS BANCORP, INC.

DANVERS BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
	(In thousands)
ASSETS
Cash and cash equivalents	$87,612	$33,129
Certificates of deposit	10,499	10,291
Securities available for sale, at fair value	441,569	490,845
Loans held for sale	1,428	-
Loans	1,188,419	1,118,948
Less allowance for loan losses	(12,719)	(12,133)
Loans, net	1,175,700	1,106,815

Federal Home Loan Bank stock, at cost	14,001	14,001
Premises and equipment, net	26,578	22,877
Bank-owned life insurance	25,148	24,826
Other real estate owned	1,674	1,158
Accrued interest receivable	6,928	7,457
Deferred tax asset, net	9,308	6,955
Other assets	6,892	9,455
	$1,807,337	$1,727,809

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$144,952	$123,414
Savings and NOW accounts	206,980	176,365
Money market accounts	500,145	440,931
Term certificates over $100,000	278,112	242,846
Other term certificates	170,250	134,727
Total deposits	1,300,439	1,118,283
Short-term borrowings	74,822	168,276
Long-term debt	162,254	163,022
Subordinated debt	29,965	29,965
Accrued expenses and other liabilities	14,594	15,255
Total liabilities	1,582,074	1,494,801
Stockholders' equity:
Preferred stock; $0.01 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.01 par value, 60,000,000 shares authorized; 17,842,500 shares issued and 17,128,800 shares outstanding at June 30, 2009 and 17,842,500
shares issued and outstanding at December 31, 2008	178	178
Additional paid-in capital	173,772	174,510
Retained earnings	68,722	67,854
Accumulated other comprehensive income	3,418	4,026
Unearned restricted shares	(7,624)	-
Unearned compensation - ESOP, 1,320,345 shares and 1,356,030 shares at
June 30, 2009 and December 31, 2008, respectively	(13,203)	(13,560)
Total stockholders' equity	225,263	233,008
	$1,807,337	$1,727,809

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$16,612	$15,798	$32,319	$31,418
Interest on debt securities:
Taxable	5,096	4,888	10,518	9,680
Non-taxable	220	194	423	383
Dividends on equity securities	1	102	1	210
Interest on cash equivalents and certificates of deposit	98	155	195	683
Total interest and dividend income	22,027	21,137	43,456	42,374

Interest expense:
Interest on deposits:
Savings and NOW accounts	647	551	1,195	1,211
Money market accounts	2,960	2,695	5,883	6,024
Term certificates	3,004	3,321	6,031	7,594
Interest on short-term borrowings	79	198	207	319
Interest on long-term debt and subordinated debt	2,303	2,283	4,625	4,612
Total interest expense	8,993	9,048	17,941	19,760
Net interest income	13,034	12,089	25,515	22,614
Provision for loan losses	1,200	1,075	1,960	1,675
Net interest income, after provision for loan losses	11,834	11,014	23,555	20,939

Non-interest income:
Service charges on deposits	846	656	1,634	1,286
Loan servicing fees	19	52	29	111
Gain on sales of loans	344	35	685	96
Gain on sales of other real estate owned	-	-	29	-
Net gain on sales of securities	-	141	-	913
Net increase in cash surrender value of bank-owned life insurance	185	241	322	600
Other operating income	409	510	842	914
Total non-interest income	1,803	1,635	3,541	3,920

Non-interest expenses:
Salaries and employee benefits	7,248	5,604	14,221	15,640
Occupancy	1,378	1,185	2,882	2,495
Equipment	819	794	1,587	1,547
Outside services	569	269	812	551
Contribution to the Danversbank Charitable Foundation	-	-	-	6,850
Other real estate owned expense	171	892	296	1,686
Deposit insurance expense	1,254	191	1,700	342
Other operating expense	2,160	1,801	3,902	3,282
Total non-interest expenses	13,599	10,736	25,400	32,393
Income (loss) before income taxes	38	1,913	1,696	(7,534)
Provision (benefit) for income taxes	(97)	1,371	178	(4,820)
Net income (loss)	$135	$542	$1,518	$(2,714)

Weighted-average shares outstanding:
Basic	15,949,439	16,433,139	16,161,734	N/A
Diluted	16,011,626	16,433,139	16,193,583	N/A

Earnings per share:
Basic	$0.01	$0.03	$0.09	N/A
Diluted	$0.01	$0.03	$0.09	N/A

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other	Unearned	Unearned	Total
	Common Stock		Paid-In	Retained	Comprehensive	Restricted	Compensation -	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	ESOP	Equity
	(Dollars in thousands)

Balance at December 31, 2007	-	$-	$-	$71,213	$2,283	$-	$-	$73,496
Comprehensive loss:
Net loss	-	-	-	(2,714)	-	-	-	(2,714)
Net unrealized loss on securities
available for sale, net of
reclassification adjustment
and tax effect	-	-	-	-	(2,172)	-	-	(2,172)
Change in fair value and
amortization of derivative used
for cash flow hedge, net of
tax effect	-	-	-	-	(1)	-	-	(1)
Total comprehensive loss								(4,887)
Issuance of common stock for
initial public offering, net of
expenses of $3,850	17,192,500	172	167,902	-	-	-	-	168,074
Issuance of common stock to
the Danversbank Charitable
Foundation	650,000	6	6,494	-	-	-	-	6,500
Stock purchased by ESOP	-	-	-	-	-	-	(14,274)	(14,274)
Common stock held by ESOP
committed to be released
(29,737 shares)	-	-	24	-	-	-	297	321
Balance at June 30, 2008	17,842,500	$178	$174,420	$68,499	$110	$-	$(13,977)	$229,230

Balance at December 31, 2008	17,842,500	$178	$174,510	$67,854	$4,026	$-	$(13,560)	$233,008
Comprehensive income:
Net income	-	-	-	1,518	-	-	-	1,518
Net unrealized loss on securities
available for sale, net of
reclassification adjustment
and tax effect	-	-	-	-	(606)	-	-	(606)
Change in fair value and
amortization of derivative used
for cash flow hedge, net of
tax effect	-	-	-	-	(2)	-	-	(2)
Total comprehensive income								910
Purchase of shares for incentive
plans (713,700 shares)	-	-	(9,668)	-	-	-	-	(9,668)
Resticted stock awards
(639,807 shares)	-	-	8,317	-	-	(8,317)	-	-
Equity incentive shares earned	-	-	490	-	-	693	-	1,183
Common stock held by ESOP
committed to be released
(35,685 shares)	-	-	123	-	-	-	357	480
Dividends paid
($.04 per share)	-	-	-	(650)	-	-	-	(650)
Balance at June 30, 2009	17,842,500	$178	$173,772	$68,722	$3,418	$(7,624)	$(13,203)	$225,263

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,518	$(2,714)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Provision for loan losses	1,960	1,675
Write-down of other real estate owned	82	1,387
Depreciation and amortization	1,718	1,809
Accretion of net deferred loan fees and costs	(292)	(271)
Deferred tax (benefit) provision	(1,934)	911
Amortization of core deposit intangible and servicing rights	222	107
Amortization of stock-based compensation and ESOP expense	1,663	321
Amortization of securities, net	157	102
Net gain on sales of securities	-	(913)
Gain on sales of other real estate owned	(29)	-
Loans originated for sale	(56,138)	(5,835)
Proceeds from sales of loans originated for sale	54,710	5,611
Issuance of common stock to Danversbank Charitable Foundation	-	6,500
Changes in other assets and liabilities:
Accrued interest receivable	529	197
Other assets and bank-owned life insurance	2,016	(7,992)
Accrued expenses and other liabilities	(661)	(4,668)
Net cash provided by (used in) operating activities	5,521	(3,773)
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	5,019	102,157
Maturities, prepayments and calls	104,316	112,382
Purchases	(61,240)	(174,623)
Purchases of certificates of deposit	(208)	(849)
Funds advanced on other real estate owned	(384)	(602)
Proceeds from sales of other real estate owned	1,365	-
Net loan originations	(72,103)	(91,839)
Purchase of premises and equipment	(5,419)	(4,469)
Net cash used in investing activities	(28,654)	(57,843)

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Term certificates	$70,789	$(38,631)
Other deposits	111,367	83,756
Short-term borrowings	(93,454)	6,253
Stock subscriptions	-	(162,859)
Activity in long-term debt:
Proceeds from advances	-	25,000
Payment of advances	(768)	(5,537)
Net proceeds from issuance of common stock	-	168,074
Acquisition of common stock by ESOP	-	(14,274)
Purchase of shares for incentive plans	(9,668)	-
Dividends paid	(650)	-
Net cash provided by financing activities	77,616	61,782
Change in cash and cash equivalents	54,483	166
Cash and cash equivalents at beginning of period	33,129	65,862
Cash and cash equivalents at end of period	$87,612	$66,028

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,111	$20,084
Income taxes	923	1,151
Non-cash financing and investing activities:
Transfers from loans to other real estate owned	1,550	-

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the reporting interim periods have been included.  The consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s most recent Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2008.  The results of operation for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be obtained for a full year.

2.	Derivative Financial Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161)”, amends and expands the disclosure requirements of FASB Statement No. 133  (SFAS 133) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Currently, none of the Company’s derivatives are designated in qualifying SFAS 133 hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities.  As such, all changes in fair value of the Company’s derivative assets and liabilities are recognized directly in earnings.

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities.  The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities.  The Company’s existing interest rate derivatives result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities.  The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

DANVERS BANCORP, INC.

Non-designated Hedges

None of the Company’s derivatives are designated in qualifying hedging relationships under SFAS 133.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps and caps (“interest rate products”) with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate products are simultaneously hedged by offsetting interest rate products that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate products associated with this program do not meet the strict hedge accounting requirements of SFAS 133, changes in the fair value of both the customer interest rate products and the offsetting interest rate products are recognized directly in earnings.  As of June 30, 2009, the Company had ten interest rate swaps and two caps with an aggregate notional amount of $43,568,000 and $50,000,000, respectively.  During the six months ended June 30, 2009, the Company recognized a net gain of $22,000 related to changes in fair value of these interest rate products.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their balance sheet location as of June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
	(In thousands)
Derivatives not designated as hedging
instruments under Statement 133:

Interest rate swap agreements	Other assets	$1,291	Other assets	$1,761
Interest rate cap agreements	Other assets	174	Other assets	-
Total interest rate products		$1,465		$1,761

Interest rate swap agreements	Other Liabilities	$1,309	Other Liabilities	$1,796
Interest rate cap agreements	Other Liabilities	169	Other Liabilities	-
Total interest rate products		$1,478		$1,796

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the three and six months ended June 30, 2009.

		Amount Recognized	Amount Recognized
		in Income on	in Income on
		Derivatives for the	Derivatives for the
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized	Three Months	Six Months
Instruments Under Statement No. 133	in Income on Derivative	Ended June 30, 2009	Ended June 30, 2009
		(In thousands)
Interest rate swap agreements	Other income	$14	$17
Interest rate cap agreements	Other income	5	5
Total income on interest rate products		$19	$22

DANVERS BANCORP, INC.

3.	Securities Available for Sale

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2009:
Other government-sponsored enterprises	$180,351	$2,203	$(1,885)	$180,669
Mortgage-backed	232,483	6,185	(261)	238,407
Municipal bonds	22,706	120	(583)	22,243
Other bonds	250	-	-	250
	$435,790	$8,508	$(2,729)	$441,569

December 31, 2008:
U.S. Government	$2,007	$11	$-	$2,018
Federal Home Loan Mortgage Corporation	1,147	1	-	1,148
Other government-sponsored enterprises	216,369	4,383	(129)	220,623
Mortgage-backed	245,089	3,549	(648)	247,990
Municipal bonds	19,179	107	(470)	18,816
Other bonds	250	-	-	250
	$484,041	$8,051	$(1,247)	$490,845

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2009:
Debt securities:
Other government-sponsored enterprises	$1,885	$83,917	$-	$-
Mortgage-backed	239	19,405	22	4,896
Municipal bonds	16	1,398	567	11,289
	$2,140	$104,720	$589	$16,185

December 31, 2008:
Debt securities:
Other government-sponsored enterprises	$129	$21,371	$-	$-
Mortgage-backed	642	57,114	6	942
Municipal bonds	25	1,135	445	11,349
	$796	$79,620	$451	$12,291

DANVERS BANCORP, INC.

4.	Fair Value of Assets and Liabilities

Fair Value Hierarchy

In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  The three levels are defined as follows:

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities.  Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.  Currently, the Company does not have any items classified as Level 1.

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

The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants.  The fair value of interest rate products are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rates and also include the value associated with counterparty credit risk.  The Level 2 categories include U.S. Government and government-sponsored enterprises, mortgage-backed securities, corporate bonds, foreign government bonds, municipal bonds and interest rate swap and cap agreements.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  This category generally includes certain asset-backed securities, certain private equity investments, other real estate owned, impaired loans, residential mortgage servicing rights and long-term derivative contracts.

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Cash and cash equivalents – The carrying amounts for cash and cash equivalents approximate fair value because they mature in 90 days or less and do not present unanticipated valuation risk.

Certificates of deposit – The carrying amounts for certificates of deposit approximate fair value because they do not present unanticipated valuation risk.

Securities available for sale – The securities measured at fair value in Level 2 are based on market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well established independent broker-dealers.  The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted on securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants. These securities include U.S. Government and government-sponsored enterprises, mortgage-backed securities, corporate bonds, foreign government bonds and municipal bonds.  At June 30, 2009, the Company did not have any securities classified as Level 1 or Level 3.

Federal Home Loan Bank stock – The fair value of Federal Home Loan Bank stock is equal to cost based on redemption provisions.

Loans and loans held for sale – Fair values are estimated for portfolios of loans with similar financial and credit characteristics. The loan portfolio was evaluated in the following segments: commercial, residential real estate, commercial real estate, construction, home equity and other consumer loans. The fair value of performing commercial and commercial real estate loans is estimated by discounting cash flows through the estimated maturity using discount rates that reflect the expected maturity and the credit and interest rate risk inherent in such loans. The fair value of residential mortgage loans is estimated by discounting contractual cash flows, adjusted for prepayment estimates using discount rates based on secondary market sources. The fair value of home equity and other consumer loans is estimated based on secondary market prices for asset-backed securities with similar characteristics. Fair values for non-performing loans are estimated using underlying values, where applicable.

Servicing rights – Fair value is based on the present value of estimated future net servicing income.

Deposits – The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings and NOW accounts, and money market accounts, is equal to the amount payable on demand as of the reporting date. The fair value of term certificates is based on the discounted value of contractual cash flows. The discount rate used is based on market interest rates currently offered for funding sources of similar remaining maturities.

Stock subscriptions – The carrying amount of stock subscriptions approximate fair value because they are payable on demand and do not present unanticipated valuation risk.

Short-term borrowings – The carrying amount of short-term borrowings approximate fair value because they mature in 90 days or less and do not present unanticipated valuation risk.

Long-term borrowings – The fair value of these borrowings is based on the discounted value of contractual cash flows. The discount rate used is based on the estimated market rates currently offered for borrowings of similar remaining maturities.

Subordinated debt – The fair value of these borrowings is based on the discounted value of contractual cash flows. The carrying amount of adjustable rate borrowings approximates fair value as they reprice quarterly. The discount rate used is based on the 3 Month LIBOR plus a market index.

Accrued interest – The carrying amounts approximate fair value.

DANVERS BANCORP, INC.

Interest rate products – The fair value of interest rate swap and cap agreements are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rates and also include the value associated with counterparty credit risk.

Off-balance sheet credit related instruments – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of these fees at June 30, 2009 and December 31, 2008 was immaterial to the consolidated financial statements.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
June 30, 2009:
Assets
Other government-sponsored enterprises	$-	$180,669	$-	$180,669
Mortgage-backed	-	238,407	-	238,407
Municipal bonds	-	22,243	-	22,243
Other bonds	-	250	-	250
Interest rate products	-	1,465	-	1,465
	$-	$443,034	$-	$443,034

Liabilities
Interest rate products	$-	$1,478	$-	$1,478

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
December 31, 2008:
Assets
U.S. Government	$-	$2,018	$-	$2,018
Federal Home Loan Mortgage Corporation	-	1,148	-	1,148
Other government-sponsored enterprises	-	220,623	-	220,623
Mortgage-backed	-	247,990	-	247,990
Municipal bonds	-	18,816	-	18,816
Other bonds	-	250	-	250
Interest rate products	-	1,761	-	1,761
	$-	$492,606	$-	$492,606

Liabilities
Interest rate products	$-	$1,796	$-	$1,796

DANVERS BANCORP, INC.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at June 30, 2009 and December 31, 2008.

The following tables summarize the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets:

				Quarter Ended
				June 30,
	June 30, 2009			2009
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)
Assets
Other real estate owned	$-	$-	$1,674	$82
Impaired loans	-	-	598	726
	$-	$-	$2,272	$808

				Quarter Ended
				June 30,
	December 31, 2008			2008
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)
Assets
Other real estate owned	$-	$1,158	$-	$579
Impaired loans	-	1,481	-	75
	$-	$2,639	$-	$654

At June 30, 2009, the amount of other real estate owned in Level 3 represents the carrying value and related charge-offs for which adjustments are based on current appraised value of the collateral or where current appraised value is not obtained, management’s discounted estimate of the collateral.  At June 30, 2009, the amount of impaired loans in Level 3 represents the carrying value and related charge-offs and FASB Statement No. 114 allocated reserves on impaired loans for which adjustments are based on current appraised value of the collateral or where current appraised value is not obtained, management’s discounted estimate of the collateral.  Appraised values are typically based on a blend of (a) an income approach using observable cash flows to measure fair value, and (b) a market approach using observable market comparables.

At December 31, 2008, the amount of other real estate owned in Level 2 represents the carrying value and related charge-offs for which adjustments are based on appraised value of the collateral.  At December 31, 2008, the amount of impaired loans in Level 2 represents the carrying value and related charge-offs and FASB Statement No. 114 allocated reserves on impaired loans for which adjustments are based on appraised value of the collateral.  Appraised values are typically based on a blend of (a) an income approach using observable cash flows to measure fair value, and (b) a market approach using observable market comparables.

DANVERS BANCORP, INC.

As required under FASB Statement No. 107. “Disclosures about Fair Value of Financial Instruments,” the estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows.  Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$87,612	$87,612	$33,129	$33,129
Certificates of deposit	10,499	10,499	10,291	10,291
Securities available for sale	441,569	441,569	490,845	490,845
Federal Home Loan Bank stock	14,001	14,001	14,001	14,001
Loans held for sale and loans, net	1,177,128	1,183,489	1,106,815	1,118,521
Accrued interest receivable	6,928	6,928	7,457	7,457
Servicing rights	485	485	473	473

Financial liabilities:
Deposits:
Demand deposits	144,952	144,952	123,414	123,414
Savings and NOW accounts	206,980	206,980	176,365	176,365
Money market accounts	500,145	500,145	440,931	440,931
Term certificates	448,362	451,801	377,573	379,840
Short-term borrowings	74,822	74,822	168,276	168,276
Long-term debt	162,254	162,982	163,022	165,822
Subordinated debt	29,965	12,242	29,965	9,608
Accrued interest payable	1,139	1,139	1,309	1,309

On-balance sheet derivative
financial instruments:
Interest rate products:
Assets	1,465	1,465	1,761	1,761
Liabilities	1,478	1,478	1,796	1,796

DANVERS BANCORP, INC.

5.	Earnings Per Share

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

For the three and six months ended June 30, 2009, potentially dilutive common stock equivalents totaled 62,187 and 31,849 shares, respectively, representing the dilutive effect of the restricted stock.  There was no restricted stock at June 30, 2008.  Earnings per share are not applicable for year to date and quarterly periods prior to June 30, 2008 as the Company did not issue stock until January 10, 2008.  Unallocated common shares held by the Employee Stock Ownership Plan ("ESOP") are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

The following table is the reconciliation of diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Basic weighted average common shares outstanding	15,949,439	16,433,139	16,161,734	N/A
Dilutive shares	62,187	-	31,849	N/A
Diluted weighted average common shares outstanding	16,011,626	16,433,139	16,193,583	N/A

Basic earnings per share	$0.01	$0.03	$0.09	N/A
Effect of dilutive shares	-	-	-
Diluted earnings per share	$0.01	$0.03	$0.09	N/A

6.	Dividend Declared

On July 23, 2009, the Company declared a quarterly cash dividend on its common stock of $.02 per share. The dividend will be paid on or after August 21, 2009 to shareholders of record as of August 7, 2009.

7.	Recent Accounting Pronouncements

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

DANVERS BANCORP, INC.

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

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.’’ This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008 and the adoption of this Statement did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. The FSP is effective for periods ending after June 15, 2009, and the adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements” (FSP FAS 107-1 and APB 28-1), requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. The FSP 107-1 is effective June 30, 2009 and did not have an impact on the Company’s consolidated financial statements.

DANVERS BANCORP, INC.

In April 2009, the FASB issued FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-temporary Impairments” (FSP FAS 115-2 and 124-2), modifies the requirements for recognizing other-than-temporary-impairment on debt securities and significantly changes the impairment model for such securities. Under FSP FAS 115-2 and 124-2, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. Upon adoption of the FSP, an entity reclassifies from retained earnings to other comprehensive income the non-credit portion of an other-than-temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. FSP FAS 115-2 and 124-2 is effective for periods ending after June 15, 2009 and the adoption of these Staff Positions did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or are available to be issued.  Specifically, this Statement defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of this Statement, effective for interim or annual financial periods ending after June 15, 2009, did not have a material impact the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140, which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   This Statement addresses: (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.

DANVERS BANCORP, INC.

This Statement must be applied to transfers occurring on or after the effective date.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.  Additionally, the disclosure provisions of this Statement should be applied to transfers that occurred both before and after the effective date of this Statement.  The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”, which improves financial reporting by enterprises involved with variable interest entities. The Statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets”, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 168 “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (the “Codification”), which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right.  Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is not expected to have a material impact of the Company’s consolidate financial statements.

8.	Subsequent Events

In accordance with FASB Statement No. 165, the Company reviewed the events occurring through August 7, 2009, the date the accompanying financial statements were issued, no subsequent events occurred requiring accrual or disclosure.

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

•
changing business, banking, or regulatory conditions or policies, or new legislation affecting the financial services industry that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs (including deposit insurance premiums), increased regulatory scrutiny, declines in consumer confidence in depository institutions, or changes in the secondary market for bank loan and other products;

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and

•	changes in our organization, compensation and benefit plans.

DANVERS BANCORP, INC.

Pending Merger

On June 17, 2009 the Company announced the signing of an agreement and plan of merger, pursuant to which Beverly National Corporation (“Beverly”) will merge with and into the Company.  Under the terms of the agreement, Beverly stockholders will receive 1.66 shares of the Company’s common stock in exchange for each common share of Beverly.  The companies expect to consummate the transaction during the fourth quarter of 2009, subject to customary closing conditions, including all necessary regulatory and stockholder approvals.  For more information about the pending merger with Beverly, refer to the Company’s current report on Form 8-K, including exhibits, filed on June 17, 2009, with the SEC and available at the SEC’s website at www.sec.gov.

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total Assets. Total assets increased by $79.5 million, or 4.6%, to $1.81 billion at June 30, 2009 from $1.73 billion at December 31, 2008.  Net loans increased by $68.9 million, or 6.2%, during the six months and securities decreased by $49.3 million, or 10.0%.  The overall increase in the Company’s assets was funded primarily with an increase in deposits.

Cash and Cash Equivalents. Cash and cash equivalents increased by $54.5 million, or 164.5%, to $87.6 million at June 30, 2009 from $33.1 million at December 31, 2008.  The increase is attributable to the aforementioned deposit inflows during the first six months of 2009.

Securities Available for Sale. The securities portfolio aggregated $441.6 million at June 30, 2009, a decrease of $49.3 million, or 10.0%, from $490.8 million at December 31, 2008.  The cash flows from investment calls and amortization from the Company’s mortgage-backed securities ("MBS") portfolio were utilized to fund loan growth during the six months ended June 30, 2009.  Within the portfolio, obligations of government-sponsored enterprises decreased by $41.1 million and mortgage-backed securities decreased by $9.6 million.

At June 30, 2009 and December 31, 2008, our MBS totaled 54.0% and 50.5%, respectively, of our investment portfolio and consisted of high quality rated pass-through securities that are directly insured or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.  The MBS portfolio is primarily backed by pools of one to four-family mortgages that have loans with interest rates that are within a set range and have varying maturities.  None of our MBS are privately issued or have sub-prime residential mortgages or home equity loans as part of their underlying loan pools.  We target instruments with four-to-twelve year weighted average lives, with expected average life extensions up to a maximum of fifteen years in a rising rate environment.  In an effort to protect against a rising interest rate environment, we increased our concentration of adjustable-rate MBS in the investment portfolio from 15.4% beginning January 1, 2008 to 74.0% at June 30, 2009.  All our MBS were rated AAA at June 30, 2009 and December 31, 2008.   Although unforeseeable changes in market conditions may affect future ratings, management does not expect to downgrade any ratings in our current MBS portfolio.

DANVERS BANCORP, INC.

The Company holds municipal bonds due to the tax advantages they provide.  At June 30, 2009 and December 31, 2008, all our municipal bonds were rated B or better by a nationally recognized rating agency, bank qualified, privately insured and mature in thirty years or less.

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently if economic or market concerns warrant more frequent evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has remained less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value.

The unrealized losses on the Company’s investment in municipal bonds were caused by current dislocations in the market resulting in spreads increasing significantly over historic levels.  This spread increase in combination with generally illiquid markets is responsible for a significant portion of the price declines experienced by these securities.  Ongoing analysis of these securities indicates no significant deterioration in the underlying credit supporting these securities.  Therefore, it is expected that these bonds would not be settled at a price less than the par value of the security.  In addition, the Company has the ability and intent to hold these securities until recovery of fair value.

At June 30, 2009 and December 31, 2008, the Company determined that all unrealized losses from debt securities are temporary in nature.

Net Loans. Net loans as of June 30, 2009 were $1.18 billion, an increase of $68.9 million, or 6.2%, from net loan balances of $1.11 billion as of December 31, 2008.  The largest increases during the period were in the commercial real estate and commercial and industrial (“C&I”) loan segments and to a lesser extent the residential real estate and home equity loan segments.  Increases in commercial real estate, C&I and residential loans of $55.4 million, $16.7 million and $5.5 million, respectively were partially offset by a decline in the Company’s construction loan portfolio of $11.6 million.  While the rate of expansion in the portfolio slowed when compared to 2008, the loan pipeline remains strong and the Company continued to see larger and well diversified credit opportunities during the period.

DANVERS BANCORP, INC.

The following table sets forth the composition of the loan portfolio at the dates indicated:

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
Construction	$111,386	9.4%	$122,974	11.0%
Residential	194,706	16.3	189,242	16.9
Commercial	302,850	25.4	247,483	22.1
Home equity	47,071	4.0	41,660	3.7
C&I	527,101	44.3	510,359	45.5
Consumer	7,133	0.6	8,725	0.8
Total loans	1,190,247	100.0%	1,120,443	100.0%
Allowance for loan losses	(12,719)		(12,133)
Net deferred loan fees	(1,828)		(1,495)
Loans, net	$1,175,700		$1,106,815

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Real estate mortgages:
Construction	$1,045	$1,925
Residential	4,383	2,184
Commercial	1,266	263
Home equity	950	227
Total real estate mortgages	7,644	4,599
C&I	1,318	1,295
Consumer	9	38
Total non-accrual loans (1)	$8,971	$5,932
Restructured loans (1)	$3,572	$-
Total non-performing loans	$12,543	$5,932
Other real estate owned	1,674	1,158
Total non-performing assets	$14,217	$7,090
Total non-performing loans to total loans	1.05%	0.53%
Total non-performing loans to total assets	0.69%	0.34%
Total non-performing assets to total assets	0.79%	0.41%
(1)	All loans on non-accrual status and restructured loans that have been performing in accordance with their modified terms for a period of less than 12 months are considered non-performing.

DANVERS BANCORP, INC.

It is the Company’s policy to cease accrual of interest on loans when the loan is delinquent in excess of 90 days (based on contractual terms), unless the timing of collections are reasonably estimable and collection is probable.  When a loan is placed on non-accrual status, all previously accrued but uncollected interest is reversed against current period income.  The interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until the borrower has demonstrated performance in accordance with the contractual terms of the note which is generally six months. The Company recognized, on the cash-basis, $84,000 in interest income on non-accrual loans during 2009.

Restructured loans represent loans for which concessions are granted due to the borrower’s financial condition.  Such concessions may include modifications of repayment terms and/or a reduction of interest rates to below market rates.  At June 30, 2009, the Company had 7 restructured loans totaling $3.6 million with a combined appraised value of $5.8 million.   In all but one of the restructures, the modification included a reduction in the interest rate on the loan.  All restructured loans were on accrual status at the time of the restructure and at June 30, 2009 and as of the date of this report, all restructured loans were performing in accordance with their modified terms and conditions.  The Company has recognized, on the accrual-basis, $104,000 in interest income on restructured loans during 2009.

DANVERS BANCORP, INC.

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

	At or For the Three		At or For the Six
	Months Ended June 30,		Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Allowance balance at beginning of period	$12,545	$9,443	$12,133	$9,096
Provision for loan losses	1,200	1,075	1,960	1,675
Charge-offs:
Real estate mortgages:
Construction	234	-	475	-
Residential	49	-	49	85
Commercial	-	-	-	-
Home equity	-	11	-	14
Total real estate mortgages	283	11	524	99
C&I	725	115	831	271
Consumer	33	74	68	98
Total charge-offs	1,041	200	1,423	468
Recoveries:
Real estate mortgages:
Construction	-	-	-	-
Residential	-	-	-	8
Commercial	-	-	-	-
Home equity	-	-	-	-
Total real estate mortgages	-	-	-	8
C&I	5	-	25	-
Consumer	10	2	24	9
Total recoveries	15	2	49	17
Net charge-offs	1,026	198	1,374	451
Allowance balance at end of period	$12,719	$10,320	$12,719	$10,320

Total loans outstanding	$1,191,675	$1,001,406	$1,191,675	$1,001,406
Average loans outstanding	$1,166,114	$983,556	$1,146,218	$955,683

Allowance for loan losses as a percent of
total loans outstanding	1.07%	1.03%	1.07%	1.03%
Net loans charged off as a percent of
average loans outstanding (annualized)	0.35%	0.08%	0.24%	0.09%
Allowance for loan losses to non-
performing loans	101.40%	128.68%	101.40%	128.68%

For further information, see “Provision for Loan Losses” of the Management Discussion and Analysis on page 27.

DANVERS BANCORP, INC.

Deposits. The Company’s deposit growth remained strong for the first six months of 2009.  Total deposits increased by $182.1 million to $1.30 billion at June 30, 2009, an increase of 16.3% from a balance of $1.12 billion at December 31, 2008. The Company experienced increases across all deposit categories with the largest increase in total certificate accounts which increased by $70.8 million, and to a lesser extent in money market, savings and NOW accounts, and demand deposit, which increased by $59.2 million, $30.6 million and $21.5 million, respectively. The increases have come via a number of deposit gathering channels.  The Company’s online checking and savings product initiatives have been very productive and in conjunction with a number of other retail and commercial deposit gathering activities and the expansion of the branch footprint, the Company has experienced very healthy deposit growth.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand deposits	$144,952	11.1%	$123,414	11.0%
Savings and NOW accounts	206,980	15.9	176,365	15.8
Money market accounts	500,145	38.5	440,931	39.4
Total non-certificate accounts	852,077	65.5	740,710	66.2
Term certificates over $100,000	278,112	21.4	242,846	21.7
Other term certificates	170,250	13.1	134,727	12.1
Total certificate accounts	448,362	34.5	377,573	33.8
Total deposits	$1,300,439	100.0%	$1,118,283	100.0%

Borrowed Funds. The Company relies on borrowings from the Federal Home Loan Bank of Boston ("FHLBB") as an alternative funding source to deposits and to augment the Company’s short-term liquidity needs.  The balance of these borrowings fluctuates depending upon our ability to attract deposits, coupled with the overall level of loan demand and other investment opportunities.  Funds borrowed from the FHLBB decreased by $139.8 million to $162.2 million at June 30, 2009, or 46.3%, from a balance of $302.0 million at December 31, 2008.  During the second quarter, the Company expanded its funding alternatives by borrowing from the Federal Reserve Bank (“FRB”) Discount Window via the FRB’s Term Auction Facility (“TAF”). The Company borrowed $45.0 million in 84-day TAF funding in April 2009 at a highly competitive overnight rate.  The combination of TAF funding and our deposit gathering activities have allowed the Company to pay down all of its overnight FHLBB advances at June 30.

Included in the Company’s borrowings are securities sold under agreements to repurchase, which are contracts for the sale of securities owned by the Company with an agreement to repurchase those securities at an agreed upon price and date.  The Company uses repurchase agreements as a secondary funding source and as a means of offering commercial deposit customers a commercial sweep account product. As of June 30, 2009, the Company had $29.8 million outstanding in overnight repurchase agreements, an increase of $500,000, or 1.7%, from $29.3 million December 31, 2008.

Total Stockholders’ Equity. Total stockholders’ equity decreased by $7.7 million to $225.3 million at June 30, 2009 from a balance of $233.0 million at December 31, 2008.  This decrease was primarily due to stock repurchases as the Company purchased 713,700 shares of common stock in the open market at an average price of $13.55 per share during the first six months of 2009.  These purchases are part of the stock repurchase program announced in January of 2009.  See Item 2 of Part II of this 10-Q for a further discussion of these purchases.  This decrease was offset by net income of $1.5 million and a decline in the unallocated common shares held by the ESOP.

DANVERS BANCORP, INC.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2009 and 2008

Net Income (Loss). The Company recorded net income for the three months ended June 30, 2009 of $135,000, a decrease of $407,000 from net income of $542,000 for the three months ended June 30, 2008.  Higher deposit insurance premiums related to the FDIC’s special assessment of $810,000, higher provision for loan losses and transaction expenses associated with the proposed Beverly National Corporation acquisition more than offset measurable increases in net interest income for the second quarter.  The Company reported net income for the six months ended June 30, 2009 of $1.5 million, an increase of $4.2 million from a net loss of $2.7 million for the same period in 2008.  The loss for the first six months of 2008 was due primarily to two non-recurring items; a $6.9 million pretax charge related to the establishment of the Danversbank Charitable Foundation (the “Foundation”) and a $3.7 million pretax charge related to the acceleration of the Company’s phantom stock plan.  Both charges were directly related to the Company’s conversion in January 2008 from a mutual form of organization to a public stock holding company.  In addition, higher foreclosure expense contributed to the net loss for the same period in 2008.

Net Interest Income. Net interest income for the three months ended June 30, 2009 increased to $13.0 million from $12.1 million for the three months ended June 30, 2008.  Average interest-earning assets increased $235.4 million between the two periods.  The increase of $945,000 or 7.8% in net interest income was the combination of a $1.8 million increase due to an increase in loan volume and an $835,000 decrease due to rate.  The Company’s net interest margin was 3.13% for the three months ended June 30, 2009 compared to 3.38% for the three months ended June 30, 2008.

Net interest income for the six months ended June 30, 2009 increased to $25.5 million from $22.6 million for the six months ended June 30, 2008.  Average interest-earning assets increased $231.1 million between the two periods.  The increase of $2.9 million in net interest income resulted from a $4.1 million increase due to an increase in loan volume and a $1.2 million decrease due to the rates on our interest-earning assets and interest-bearing liabilities.  Our net interest margin was 3.09% for the six months ended June 30, 2009 compared to 3.19% for the six months ended June 30, 2008.  While the Company saw opportunities to lower its overall funding costs, the yield on our earning assets declined.

Interest and Dividend Income. Interest income increased $890,000, or 4.2%, to $22.0 million for the three months ended June 30, 2009 from $21.1 million for the three months ended June 30, 2008. The increase was primarily due to a higher average balance of our interest-earning assets, offset by a decrease in yield.   In particular, average loans increased by $182.6 million between the two periods.  The Company also experienced an increase in the average balances of securities of $26.4 million and cash equivalents of $22.6 million. The average yield on loans decreased from 6.43% for the three months ended June 30, 2008 to 5.70% for the same period in 2009, and the overall yield on interest-earning assets decreased from 5.90% to 5.28% for the 2008 and 2009 periods, respectively.  The decline in asset yields is directly related to the downward repricing of assets in this lower interest rate environment.

Interest income increased $1.1 million, or 2.6%, to $43.5 million for the six months ended June 30, 2009 from $42.4 million for the six months ended June 30, 2008.  The increase was primarily due to higher average balances of interest-earning assets.  Loans and securities increased on average by $190.5 million and $46.1 million, respectively and cash equivalents decreased on average by $9.1 million between the two periods.  The average yield on loans decreased from 6.57% for the six months ended June 30, 2008 to 5.64% for the same period in 2009 and the overall yield on interest-earning assets decreased from 5.97% to 5.27% for the 2008 and 2009 periods, respectively.  Despite a significant increase in the Company’s C&I lending activities and the transition of a segment of the securities portfolio into loan originations, the overall decline in asset yields is the byproduct of asset repricing in this lower interest rate environment.

DANVERS BANCORP, INC.

Interest Expense. Interest expense for the three months ended June 30, 2009 decreased by $55,000, or 0.6%, when compared to the same three month period in 2008.  Average interest-bearing liabilities increased by $224.9 million between the two periods and resulted in a $1.62 million increase in interest expense.  A decrease of 52 basis points, or 16.8%, in the average cost of the Company’s interest-bearing liabilities resulted in an offsetting decrease in interest expense of $1.67 million.  The average cost of deposits decreased from 2.82% for the three months ended June 30, 2008 to 2.36% for the same period in 2009 and rates on interest-bearing liabilities decreased from 3.10% to 2.58% for the comparable periods.  The respective decline in deposit and interest-bearing liability costs relates to the continued low level of interest rates during the period.

Interest expense for the six months ended June 30, 2009 decreased by $1.8 million, or 9.2%, to $18.0 million compared to interest expense of $19.8 million for the six months ended June 30, 2008.  Average interest-bearing liabilities increased by $221.3 million between the two periods and this resulted in a $3.2 million increase in interest expense.  A decrease of 82 basis points, or 23.9%, in the average cost of the Company’s interest-bearing liabilities resulted in a decrease in interest expense of $5.0 million.  The overall rates on interest-bearing liabilities decreased from 3.43% to 2.61% for the 2008 and 2009 periods, respectively, and the average cost of deposits decreased from 3.18% for the six months ended June 30, 2008 to 2.44% for the same period in 2009.  The overall decrease in deposit and interest-bearing liability costs is a byproduct of the current rate environment.

Provision for Loan Losses. The Company records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient, in management’s judgment, to absorb losses inherent in the loan portfolio.  The Company recorded provision expense of $1.2 million and $1.1 million during the three months ended June 30, 2009 and 2008, respectively.  The Company recorded $2.0 million and $1.7 million in provision expense during the six months ended June 30, 2009 and 2008, respectively.  Provisions in all periods are reflective of management’s assessment of portfolio growth, changes to the loan portfolio composition, an evaluation of the quality of the loan portfolio and net charge offs.  Net charge offs represent the difference between loan charge-offs net of any recoveries on loans previously charged off.

The Company continued to experience strong loan demand during the second quarter of 2009.  The major increases occurred in the commercial real estate and C&I loan segments with growth of $23.2 million and $11.3 million, respectively.  Gross loans have increased $70 million for the first six months of the year.  The continued growth of the portfolio has required higher levels of provision expense.  Net charge-offs were $1.0 million and $198,000 for the three months ended June 30, 2009 and 2008, respectively, and $1.4 million and $451,000 for the six months ended June 30, 2009 and 2008, respectively.  The increase in the Company’s net charge offs, combined with management’s decision to increase its specific reserves because of concerns with a few credits, is indicative of some of the challenges in both the local and national economy and resulted in some additions to the provision for the three and six-month periods, respectively.  At June 30, 2009, the allowance for loan losses totaled $12.7 million, or 1.07% of the loan portfolio.

Non-interest Income. Non-interest income for the three months ended June 30, 2009 increased by $168,000 or 10.3% to $1.8 million, compared to $1.6 million for the three months ended June 30, 2008.  This increase was primarily the result of gains on the sales of loans totaling $309,000 and an increase of $190,000 in service charges on deposits offset by decreases in net gains on sales of securities and income on bank-owned life insurance of $141,000 and $56,000, respectively.

DANVERS BANCORP, INC.

Non-interest income for the six months ended June 30, 2009 decreased by $379,000, or 9.7%, to $3.5 million, compared to $3.9 million for the six months ended June 30, 2008. Decreases in loan servicing revenue directly related to the accelerated amortization of the Company’s mortgage servicing rights and the absence of gains from securities sales were slightly offset by increases in gains on sales of loans and service charges on deposits.  While the Company has experienced some success at increasing its non-interest revenues to varying degrees and across a variety of categories, developing reliable and stable sources of non-interest income to complement the Company’s primary lines of business continues to be an area of focus.

Non-interest Expense. Non-interest expense increased $2.9 million, or 26.7%, for the second quarter of 2009 when compared to the same period of 2008.  The Company experienced increases in salaries and employee benefits, deposit insurance, outside services, occupancy and other operating expense during the second quarter.   Deposit insurance increased by $1.1 million and was impacted by generally higher insurance premiums that included a special assessment of $810,000 levied by the FDIC in the second quarter of 2009.  The increase in salaries and employee benefits during the quarter was the result of additions to staff as the Company continues to expand its branch footprint and lending activities and general salary administration related to the expansion of the franchise since conversion.  Included in the increase in outside services expense are $240,000 in transaction expenses associated with the proposed Beverly transaction.  The increases were partially offset by a decrease in other real estate owned expense of $721,000.

Non-interest expense decreased by $7.0 million between the six months ended June 30, 2009 and 2008. The decrease was primarily due to two non-recurring items; a $6.9 million pretax charge related to the establishment of the Foundation and a $3.7 million pretax charge related to the acceleration of the Bank’s phantom stock plan.  There was also a large decrease of $1.4 million in other real estate owned expense.  These decreases were partially offset by an increase in deposit insurance expense, occupancy, and salaries and benefits expense related to the Company’s expanding operations and transaction expenses in conjunction with the proposed Beverly transaction

Income Taxes. The Company recorded an income tax benefit of $97,000 for the three months ended June 30, 2009; a decrease in income tax expense of $1.5 million when compared to a $1.4 million expense for the three months ended June 30, 2008.  The effective tax rate for the three months period ended June 30, 2009 was (255.3%) compared to 71.7% for the same period in 2008.

The Company recorded an income tax expense of $178,000 for the six months ended June 30, 2009; an increase in income tax expense of $5.0 million, compared to a benefit of $4.8 million for the six months ended June 30, 2008.  The effective tax rate for the six months period ended June 30, 2009 was 10.5% compared to 64.0% for the same period in 2008.  The rate for 2009 reflects the effects of the increase in permanent differences relating to life insurance income, municipal bond income and incentive stock option expense.  The increased benefit for 2008 relates to the two non-recurring entries noted previously.

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

DANVERS BANCORP, INC.

	Three Months Ended June 30,
	2009				2008
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents and certificates of deposit	$42,563		$98	0.92%	$19,933		$155	3.11%
Debt securities: (2)
U.S. Government	520		3	2.31	2,083		22	4.22
Gov't-sponsored enterprises and
FHLMC	188,332		2,311	4.91	174,698		2,112	4.84
Mortgage-backed	234,042		2,780	4.75	221,759		2,750	4.96
Municipal bonds	21,692		220	4.06	19,068		194	4.07
Other	250		2	3.20	307		4	5.21
Equity securities	14,626		1	0.30	11,366		102	3.59
Real estate mortgages (3)	636,246		8,905	5.60	571,348		9,035	6.33
C&I loans (3)	441,482		6,599	5.98	351,522		5,952	6.77
IRBs (3)	81,037		966	4.77	51,247		622	4.85
Consumer loans (3)	7,349		142	7.73	9,439		189	8.01
Total interest-earning assets	1,668,139		22,027	5.28	1,432,770		21,137	5.90
Allowance for loan losses	(12,583)				(9,720)
Total earning assets less allowance
for loan losses	1,655,556				1,423,050
Non-interest-earning assets	104,369				101,510
Total assets	$1,759,925				$1,524,560

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	$208,005		647	1.24	$182,872		551	1.21
Money market accounts	492,968		2,960	2.40	418,972		2,695	2.57
Term certificates (4)	418,722		3,004	2.87	330,434		3,321	4.02
Total deposits	1,119,695		6,611	2.36	932,278		6,567	2.82
Borrowed funds:
Short-term borrowings	80,205		79	0.39	45,449		198	1.74
Long-term debt	162,391		1,805	4.45	159,628		1,745	4.37
Subordinated debt	29,965		498	6.65	29,965		538	7.18
Total interest-bearing liabilities	1,392,256		8,993	2.58	1,167,320		9,048	3.10
Non-interest-bearing deposits	128,361				125,416
Other non-interest-bearing liabilities	13,565				393
Total non-interest-bearing liabilities	141,926				125,809
Total liabilities	1,534,182				1,293,129
Stockholders' equity	225,743				231,431
Total liabilities and stockholders' equity	$1,759,925				$1,524,560

Net interest income			$13,034				$12,089
Net interest rate spread (5)				2.70%				2.80%
Net interest-earning assets (6)	$275,883				$265,450
Net interest margin (7)				3.13%				3.38%
Ratio of interest-earning assets
to total interest-bearing liabilities	1.20	x			1.23	x

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
(7) Net interest margin represents net interest income divided by average total interest-earning assets.

DANVERS BANCORP, INC.

	Six Months Ended June 30,
	2009				2008
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents and certificates of deposit	$35,043		$195	1.11%	$44,142		$683	3.09%
Debt securities: (2)
U.S. Government	1,027		14	2.73	2,042		45	4.41
Gov't-sponsored enterprises and
FHLMC	193,378		4,749	4.91	178,128		4,307	4.84
Mortgage-backed	238,959		5,751	4.81	209,039		5,319	5.09
Municipal bonds	20,830		423	4.06	18,831		383	4.07
Other	250		4	3.20	317		9	5.68
Equity securities	14,626		1	0.01	11,029		210	3.81
Real estate mortgages (3)	621,137		17,330	5.58	565,553		18,098	6.40
C&I loans (3)	439,138		12,823	5.84	331,587		11,734	7.08
IRBs (3)	77,952		1,857	4.76	49,145		1,205	4.90
Consumer loans (3)	7,991		309	7.73	9,398		381	8.11
Total interest-earning assets	1,650,331		43,456	5.27	1,419,211		42,374	5.97
Allowance for loan losses	(12,464)				(9,478)
Total earning assets less allowance
for loan losses	1,637,867				1,409,733
Non-interest-earning assets	102,310				97,477
Total assets	$1,740,177				$1,507,210

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	$196,923		1,195	1.21	$179,542		1,211	1.35
Money market accounts	479,715		5,883	2.45	402,571		6,024	2.99
Term certificates (4)	399,410		6,031	3.02	350,738		7,594	4.33
Total deposits	1,076,048		13,109	2.44	932,851		14,829	3.18
Borrowed funds:
Short-term borrowings	104,246		207	0.39	36,163		319	1.76
Long-term debt	162,585		3,594	4.42	152,534		3,434	4.50
Subordinated debt	29,965		1,031	6.88	29,965		1,178	7.86
Total interest-bearing liabilities	1,372,844		17,941	2.61	1,151,513		19,760	3.43
Non-interest-bearing deposits	126,514				145,999
Other non-interest-bearing liabilities	13,508				3,260
Total non-interest-bearing liabilities	140,022				149,259
Total liabilities	1,512,866				1,300,772
Stockholders' equity	227,311				206,438
Total liabilities and stockholders' equity	$1,740,177				$1,507,210

Net interest income			$25,515				$22,614
Net interest rate spread (5)				2.66%				2.54%
Net interest-earning assets (6)	$277,487				$267,698
Net interest margin (7)				3.09%				3.19%
Ratio of interest-earning assets
to total interest-bearing liabilities	1.20	x			1.23	x

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

DANVERS BANCORP, INC.

The following tables present the dollar amount of changes in interest income and interest expense for the major categories of the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated.  Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances).

	Three Months Ended June 30,
	2009 vs. 2008
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents and certificates of deposit	$176	$(233)	$(57)
Debt securities (1):
U.S. Government	(17)	(2)	(19)
Gov't-sponsored enterprises and FHLMC	165	34	199
Mortgage-backed	152	(122)	30
Municipal bonds	27	(1)	26
Other	(1)	(1)	(2)
Equity securities	29	(130)	(101)
Real estate mortgages (2)	1,026	(1,156)	(130)
C&I loans (2)	1,523	(876)	647
IRBs (2)	362	(18)	344
Consumer loans (2)	(42)	(5)	(47)
Total interest-earning assets	3,400	(2,510)	890

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	76	20	96
Money market accounts	476	(211)	265
Term certificates (3)	887	(1,204)	(317)
Total deposits	1,439	(1,395)	44
Borrowed funds:
Short-term borrowings	151	(270)	(119)
Long-term debt	30	30	60
Subordinated debt	-	(40)	(40)
Total interest-bearing liabilities	1,620	(1,675)	(55)

Increase (decrease) in net interest income	$1,780	$(835)	$945
______________________
(1)	Average balances are presented at average amortized cost.
(2)	Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(3)	Term certificates include brokered and non-brokered certificates of deposit.

DANVERS BANCORP, INC.

	Six Months Ended June 30,
	2009 vs. 2008
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents and certificates of deposit	$(141)	$(347)	$(488)
Debt securities (1):
U.S. Government	(22)	(9)	(31)
Gov't-sponsored enterprises and FHLMC	369	73	442
Mortgage-backed	761	(329)	432
Municipal bonds	41	(1)	40
Other	(2)	(3)	(5)
Equity securities	68	(277)	(209)
Real estate mortgages (2)	1,779	(2,547)	(768)
C&I loans (2)	3,806	(2,717)	1,089
IRBs (2)	706	(54)	652
Consumer loans (2)	(57)	(15)	(72)
Total interest-earning assets	7,308	(6,226)	1,082

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	117	(133)	(16)
Money market accounts	1,154	(1,295)	(141)
Term certificates (3)	1,054	(2,617)	(1,563)
Total deposits	2,325	(4,045)	(1,720)
Borrowed funds:
Short-term borrowings	609	(721)	(112)
Long-term debt	226	(66)	160
Subordinated debt	-	(147)	(147)
Total interest-bearing liabilities	3,160	(4,979)	(1,819)

Increase (decrease) in net interest income	$4,148	$(1,247)	$2,901
_______________________
(1)	Average balances are presented at average amortized cost.
(2)	Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(3)	Term certificates include brokered and non-brokered certificates of deposit.

DANVERS BANCORP, INC.

Liquidity and Capital Resources

The Company’s primary sources of funds are from deposits, amortization and repayment of loans and mortgage-backed securities, the sale or maturity of securities, advances from the FHLBB, the FRB discount window, repurchase agreements and cash flows generated by operations.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage loan prepayments can be greatly influenced by interest rate trends, economic conditions and competition.  The Company maintains excess cash and short-term interest bearing assets with original maturities of less than 90 days that provide additional liquidity.

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

Contractual Obligations.  The following table presents information indicating various contractual obligations and commitments of the Company as of the date indicated and their respective maturity dates:

	June 30, 2009
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$6,469	$45,000	$10,000	$100,785	$162,254
Federal Reserve Bank borrowings	45,000	-	-	-	45,000
Repurchase agreements (1)	29,822	-	-	-	29,822
Subordinated debt	-	-	-	29,965	29,965
Operating leases	2,249	4,193	3,149	7,117	16,708
Total contractual obligations	$83,540	$49,193	$13,149	$137,867	$283,749

(1)	All repurchase agreements mature on a daily basis and are secured by obligations of government-sponsored enterprises.

Loan Commitments.  Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.  The following table presents information indicating various loan commitments of the Company as of the date indicated and their respective maturity dates:

	June 30, 2009
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Commitments to grant loans	$14,377	$-	$-	$-	$14,377
Unfunded commitments under lines of credit	307,966	-	-	-	307,966
Unadvanced funds on construction loans	13,292	11,439	4,295	-	29,026
Commercial and standby letters of credit	7,296	15	-	4	7,315
Total contractual obligations	$342,931	$11,454	$4,295	$4	$358,684

DANVERS BANCORP, INC.

Regulatory Capital Requirements.  At June 30, 2009, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.  Prompt corrective action provisions are not applicable to bank holding companies.  At June 30, 2009, the Bank’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios were 14.47%, 13.49% and 9.98%, respectively.  At June 30, 2009, the Company’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios were 20.16%, 19.18% and 14.21%, respectively.

Recent Economic Developments

Danversbank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC.  For most banks, including Danversbank, FDIC rates depend upon a combination of CAMELS component ratings and financial ratios.  CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk.  For institutions, such as Danversbank, which are currently in the lowest risk category, assessment rates vary initially from 12 to 16 basis points per $100 of insured deposits.  In addition, the FDIC imposed a one-time special assessment on June 30, 2009 (which would be collected on September 30, 2009) of 5 basis points per $100 of deposits.  The FDIC has discretion to impose additional assessments thereafter.  In 2008, the level of FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009.  The temporary increase in FDIC insurance has been extended to December 31, 2013.

We cannot predict whether, as a result of the adverse change in U.S. economic conditions and, in particular, declines in the value of real estate in the markets served by Danversbank, the FDIC will in the future further increase deposit insurance assessment levels. The aggregate 2008 FDIC insurance premiums paid by Danversbank was $735,000.  The Company estimates that its aggregate 2009 FDIC insurance premiums (paid by Danversbank) will be approximately $1.8 million, excluding the special assessment.

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

DANVERS BANCORP, INC.

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

For June 30, 2009, the Company used a simulation model to project changes for three rising rate scenarios.  No simulation was run for the falling rate scenarios given that the Federal Funds rate is currently in a range between 0 and 25 basis points.  This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario.  In each of these instances, the Federal Funds rate is used as the driving rate.

The following table sets forth, as of June 30, 2009, the estimated changes in the Company’s net interest income that would result:

		Net Portfolio Value(2)			Net Interest Income

						Increase (Decrease)
Change in		Estimated			Estimated	in Estimated
Interest Rates		Net Portfolio	Estimated Increase (Decrease)		Net Interest	Net Interest Income
(basis points)(1)		Value	Amount	Percent	Income	Amount	Percent
		(Dollars in thousands)

+300	bp	$180,489	$(52,388)	-22.5%	$54,553	$87	0.2%
+200	bp	201,247	(31,630)	-13.6%	55,187	721	1.3%
+100	bp	222,909	(9,968)	-4.3%	55,748	1,282	2.4%
0	bp	232,877	-	0.0%	54,466	-	0.0%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	Net portfolio value is the discounted present value of expected cash flows from interest-earning assets, interest-bearing liabilities and off-balance sheet contracts.

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

DANVERS BANCORP, INC.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased on an instantaneous and sustained basis, by 100, 200 and 300 basis points.  At June 30, 2009, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s President and Chief Executive Officer, its Executive Vice President and Chief Operating Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined under the Securities Exchange Act of 1934 Rules 13a-15(e), as amended, (the “Exchange Act”).  Based upon their evaluation the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer and the Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that the information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

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

DANVERS BANCORP, INC.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company or the Bank is not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Management believes that such proceedings are, in the aggregate, immaterial to our financial condition and results of operations.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Item 1A to Part I of our Form 10-K, filed on March 16, 2009, for the three and six months ended June 30, 2009, except as noted below and except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Unanticipated costs relating to the pending merger with Beverly could reduce the Company’s future earnings per share.

The Company believes that it has reasonably estimated the likely costs of integrating the operations of the Company and Beverly, and the incremental costs of operating as a combined company.  However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of the combined company.  If unexpected costs are incurred, the merger could have a significant dilutive effect on the combined company’s earnings per share.  In other words, if the merger is completed, the earnings per share of the Company common stock could be less than they would have been if the merger had not been completed.

The Company may be unable to successfully integrate Beverly’s operations and retain Beverly’s key employees.

The pending merger involves the integration of two companies that previously operated independently.  The difficulties of combining the companies’ operations include:

•	integrating personnel with diverse business backgrounds;

•	integrating departments, systems, operating procedures and information technologies;

•	combining different corporate cultures;

•	retaining existing customers and attracting new customers; and

•	retaining key employees.

DANVERS BANCORP, INC.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel.  The integration of the two companies will require the experience and expertise of certain of Beverly’s key employees.  We cannot assure you, however, that the Company will be successful in retaining these employees for the time period necessary to successfully integrate Beverly’s operations with those of the Company.  The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have a material adverse effect on the business and results of operations of the combined company.

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

As of June 30, 2009, total repurchases under the Stock Plan were 713,700 at an average price of $13.55.  In the second quarter of 2009, the Company purchased 373,800 shares, as follows:

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares That May
	Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

April 1-30	49,900	$14.33	49,900	323,900

May 1-31	323,900	$14.50	323,900	-

June 1-30	-	$-	-	-
Total	373,800	$14.48	373,800

On May 18, 2009, the Board of Directors adopted a stock repurchase program to purchase up to 5% of the Company’s outstanding common stock.  Repurchases under this program will be made in open market transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the "Exchange Act").  This authority may be exercised from time to time and in such amounts as market conditions warrant and subject to regulatory considerations.  The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  Open market purchases will be subject to the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements.  The stock repurchase program may be suspended or terminated at any time without prior notice.  As of June 30, 2009, there was no stock repurchased under the plan, however, as of August 3, 2009 the Company purchased 35,000 shares at an average price of $12.79.

DANVERS BANCORP, INC.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 8, 2009.

The following individuals were elected as directors, each for a three-year term by the following vote:

	FOR	WITHHELD

Kevin T. Bottomley	15,819,159	256,474
Diane C. Brinkley	15,616,200	459,433
Robert J. Broudo	15,635,821	439,812
Craig S. Cerretani	15,816,188	259,445
Eleanor M. Hersey	15,642,406	433,227
Mary Coffey Moran, CPA	15,813,697	261,936

The appointment of Wolf & Company, P.C., as the Danvers Bancorp, Inc.’s independent registered public accounting firm for the fiscal year ending December 31, 2009 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN

15,807,398	182,593	85,642

Item 5.  Other Information

Not applicable.

DANVERS BANCORP, INC.

Item 6.  Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger (1)
31.1	Section 302 Certification of President and Chief Executive Officer*
31.2	Section 302 Certification of Executive Vice President and Chief Operating Officer*
31.3	Section 302 Certification of Executive Vice President and Chief Financial Officer*
32.1	Section 906 Certification of President and Chief Executive Officer**
32.2	Section 906 Certification of Executive Vice President and Chief Operating Officer**
32.3	Section 906 Certification of Executive Vice President and Chief Financial Officer**

+ Represents management contract or compensatory plan or agreement.
* Filed herewith.
** Furnished herewith.
(1) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 17, 2009.

DANVERS BANCORP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danvers Bancorp, Inc.

Date:	August 7, 2009	By:	/s/	Kevin T. Bottomley
Kevin T. Bottomley
President and Chied Executive Officer

Date:	August 7, 2009	By:	/s/	James J. McCarthy
James J. McCarthy
Executive Vice President and Chief
Operating Officer

Date:	August 7, 2009	By:	/s/	L. Mark Panella
L. Mark Panella
Executive Vice President and Chief
Financial Officer