Form 10-Q/A
period 2009-06-30
Danvers Bancorp, Inc.
filed 2009-08-10
CIK 1410703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Danvers Bancorp, Inc. is filing this Form 10-QA (Amendment No. 1) (the "Amended Report") to amend its Form 10-Q for the period ended June 30, 2009 ("Form 10-Q") that was filed with the Securities and Exchange Commission on August 7, 2009.

The Amended Report provides further detail regarding the Company's policy and evaluation of other-than-temporary impairment in accordance with FASB Staff Position No. 115-2 and 124-2 as formerly included on page 21 of the Form 10-Q, now included in Note 3 of the Amended Report.  All other information, including the financial statements, contained in the Form 10-Q has not been amended.

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

Management evaluates securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis, and more frequently if economic or market concerns warrant more frequent evaluation.   In accordance with FSP FAS 115-2 and 124-2, the Company would recognize OTTI on debt securities if the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security's amortized cost basis and the Company intends, or more-likely-than-not will be required to sell the security before recovery of the security's amortized cost basis.  If OTTI exists, the charge to earnings would be limited to the amount of credit loss, if the Company does not intend to sell the security and it is more-likely-than-not that the Company will not be required, to sell the security before recovery of the security's amortized cost.  Any remaining difference between the fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes.  Otherwise, the entire difference between fair value and amortized cost is charged to earnings.  To determine which individual securities are at risk for OTTI, consideration is given to (1) the length of time and the extent to which the fair value has remained less than amortized cost, (2) adverse conditions specifically related to the security, and industry or geographic area, (3) the historical and implied volatility of the fair value of the security, (4) the payment structure of the debt security, (5) failure of the issuer of the security to make scheduled interest or principal payments, (6) any changes to the rating of the security by a rating agency and (7) recoveries or additional declines in fair value subsequent to the balance sheet date.

The unrealized losses on the Company’s investment in municipal bonds were caused by current dislocations in the market resulting in spreads increasing significantly over historic levels.  This spread increase in combination with generally illiquid markets is primarily responsible for the price declines experienced by these securities.  Ongoing analysis of these securities indicates no significant deterioration in the underlying credit supporting these securities.  Therefore, it is expected that these bonds would not be settled at a price less than the par value of the security.   The Company does not intend to sell any of these securities nor is it more-likely-than-not that the Company will be required to sell any of the securities before their anticipated recovery.  As a result of these evaluations, the Company determined that all unrealized losses from debt securities are not OTTI as of June 30, 2009 and December 31, 2008.

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

DANVERS BANCORP, INC.

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

DANVERS BANCORP, INC.

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

For further information, see “Provision for Loan Losses” of the Management Discussion and Analysis on page 26.

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