Form 10-Q
period 2009-09-30
Danvers Bancorp, Inc.
filed 2009-11-09
CIK 1410703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Commission file number: 001-33896

DANVERS BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		04-3445675
(State or Other Jurisdiction of		(I.R.S Employer
Incorporation or Organization)		Identification No.)

One Conant Street, Danvers, Massachusetts		01923
(Address of Principal Executive Officers)		(Zip Code)

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
Yes ☐ No ☒

Shares outstanding of the registrant’s common stock, $0.01 par value, at November 9, 2009: 21,897,232

DANVERS BANCORP, INC.

DANVERS BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
	(In thousands)
ASSETS
Cash and cash equivalents	$37,603	$33,129
Certificates of deposit	10,588	10,291
Securities available for sale, at fair value	509,091	490,845
Securities held to maturity, at cost	10,000	-
Loans held for sale	1,625	-
Loans	1,243,409	1,118,948
Less allowance for loan losses	(13,878)	(12,133)
Loans, net	1,229,531	1,106,815

Federal Home Loan Bank stock, at cost	14,001	14,001
Premises and equipment, net	26,616	22,877
Bank-owned life insurance	25,379	24,826
Other real estate owned	1,867	1,158
Accrued interest receivable	8,250	7,457
Deferred tax asset, net	7,312	6,955
Other assets	10,997	9,455
	$1,892,860	$1,727,809

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$132,910	$123,414
Savings and NOW accounts	207,198	176,365
Money market accounts	568,177	440,931
Term certificates over $100,000	284,410	242,846
Other term certificates	181,354	134,727
Total deposits	1,374,049	1,118,283
Short-term borrowings	87,104	168,276
Long-term debt	161,867	163,022
Subordinated debt	29,965	29,965
Accrued expenses and other liabilities	13,731	15,255
Total liabilities	1,666,716	1,494,801
Stockholders' equity:
Preferred stock; $0.01 par value, 10,000,000 shares authorized;
none issued	-	-
Common stock; $0.01 par value, 60,000,000 shares authorized; 17,842,500 shares
issued	178	178
Additional paid-in capital	175,124	174,510
Retained earnings	69,558	67,854
Accumulated other comprehensive income	6,194	4,026
Unearned restricted shares	(7,209)	-
Unearned compensation - ESOP; 1,302,503 and 1,356,030 shares at
September 30, 2009 and December 31, 2008, respectively	(13,025)	(13,560)
Treasury stock, at cost; 362,793 and 0 shares at September 30, 2009 and
December 31, 2008, respectively	(4,676)	-
Total stockholders' equity	226,144	233,008
	$1,892,860	$1,727,809

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$17,448	$16,247	$49,767	$47,665
Interest on debt securities:
Taxable	5,262	4,183	15,780	13,863
Non-taxable	235	195	658	578
Dividends on equity securities	-	91	1	301
Interest on cash equivalents and certificates of deposit	97	276	292	959
Total interest and dividend income	23,042	20,992	66,498	63,366

Interest expense:
Interest on deposits:
Savings and NOW accounts	647	551	1,842	1,762
Money market accounts	2,828	2,692	8,711	8,716
Term certificates	3,069	3,333	9,100	10,927
Interest on short-term borrowings	62	108	269	427
Interest on long-term debt and subordinated debt	2,291	2,423	6,916	7,035
Total interest expense	8,897	9,107	26,838	28,867
Net interest income	14,145	11,885	39,660	34,499
Provision for loan losses	1,400	1,050	3,360	2,725
Net interest income, after provision for loan losses	12,745	10,835	36,300	31,774

Non-interest income:
Service charges on deposits	869	686	2,503	1,972
Loan servicing fees	34	56	63	167
Gain on sales of loans	87	90	772	186
Net gain (loss) on sales of securities	4	(26)	4	887
Net increase in cash surrender value of bank-owned life insurance	231	241	553	841
Other operating income	442	394	1,284	1,308
Total non-interest income	1,667	1,441	5,179	5,361

Non-interest expenses:
Salaries and employee benefits	7,397	5,855	21,618	21,495
Occupancy	1,372	1,270	4,254	3,765
Equipment	877	811	2,464	2,358
Outside services	328	295	1,140	846
Contribution to the Danversbank Charitable Foundation	-	-	-	6,850
Other real estate owned expense	159	225	426	1,911
Deposit insurance expense	415	179	2,115	521
Other operating expense	2,496	2,018	6,398	5,300
Total non-interest expenses	13,044	10,653	38,415	43,046
Income (loss) before income taxes	1,368	1,623	3,064	(5,911)
Provision (benefit) for income taxes	205	1,575	383	(3,245)
Net income (loss)	$1,163	$48	$2,681	$(2,666)

Weighted-average shares outstanding:
Basic	15,662,796	16,450,979	15,993,596	N/A
Diluted	15,734,543	16,450,979	16,038,584	N/A

Earnings per share:
Basic	$0.074	$0.003	$0.168	N/A
Diluted	$0.074	$0.003	$0.167	N/A

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other	Unearned	Unearned		Total
	Common Stock		Paid-In	Retained	Comprehensive	Restricted	Compensation -	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	ESOP	Stock	Equity
	(Dollars in thousands)

Balance at December 31, 2007	-	$-	$-	$71,213	$2,283	$-	$-	$-	$73,496
Comprehensive loss:
Net loss	-	-	-	(2,666)	-	-	-	-	(2,666)
Net unrealized loss on securities
available for sale, net of
reclassification adjustment
and tax effect	-	-	-	-	(2,735)	-	-	-	(2,735)
Change in fair value and
amortization of derivative used
for cash flow hedge, net of
tax effect	-	-	-	-	(3)	-	-	-	(3)
Total comprehensive loss									(5,404)
Issuance of common stock for
initial public offering, net of
expenses of $3,850	17,192,500	172	167,902	-	-	-	-	-	168,074
Issuance of common stock to
the Danversbank Charitable
Foundation	650,000	6	6,494	-	-	-	-	-	6,500
Stock purchased by ESOP	-	-	-	-	-	-	(14,274)	-	(14,274)
Common stock held by ESOP
committed to be released
(47,580 shares)	-	-	58	-	-	-	476	-	534
Dividends paid
($.02 per share)	-	-	-	(357)	-	-	-	-	(357)
Balance at September 30, 2008	17,842,500	$178	$174,454	$68,190	$(455)	$-	$(13,798)	$-	$228,569

Balance at December 31, 2008	17,842,500	$178	$174,510	$67,854	$4,026	$-	$(13,560)	$-	$233,008
Comprehensive income:
Net income	-	-	-	2,681	-	-	-	-	2,681
Net unrealized gain on securities
available for sale, net of
reclassification adjustment
and tax effect	-	-	-	-	2,171	-	-	-	2,171
Change in fair value and
amortization of derivative used
for cash flow hedge, net of
tax effect	-	-	-	-	(3)	-	-	-	(3)
Total comprehensive income									4,849
Purchase of shares for incentive
plans (713,700 shares)	-	-	(8,667)	-	-	-	-	(1,001)	(9,668)
Restricted stock awards
(639,807 shares)	-	-	8,317	-	-	(8,317)	-	-	-
Purchase of shares for Stock
Repurchase plan (288,900 shares)	-	-	-	-	-	-	-	(3,675)	(3,675)
Equity incentive shares earned	-	-	786	-	-	1,108	-	-	1,894
Common stock held by ESOP
committed to be released
(53,527 shares)	-	-	178	-	-	-	535	-	713
Dividends paid
($.06 per share)	-	-	-	(977)	-	-	-	-	(977)
Balance at September 30, 2009	17,842,500	$178	$175,124	$69,558	$6,194	$(7,209)	$(13,025)	$(4,676)	$226,144

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,681	$(2,666)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	3,360	2,725
Write-down of other real estate owned net of gain on sales of other real estate owned	74	1,387
Depreciation and amortization	2,629	2,682
Accretion of net deferred loan fees and costs	(465)	(391)
Deferred tax benefit	(1,867)	(1,873)
Amortization of core deposit intangible and servicing rights	311	157
Amortization of stock-based compensation and ESOP expense	2,607	534
Amortization of securities, net	282	209
Net gain on sales of securities	(4)	(887)
Loans originated for sale	(62,556)	(14,341)
Proceeds from sales of loans originated for sale	60,931	13,519
Issuance of common stock to Danversbank Charitable Foundation	-	6,500
Changes in other assets and liabilities:
Accrued interest receivable	(793)	187
Other assets and bank-owned life insurance	(2,412)	(4,071)
Accrued expenses and other liabilities	(1,524)	(2,836)
Net cash provided by operating activities	3,254	835
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	6,803	106,014
Maturities, prepayments and calls	139,852	142,245
Purchases	(161,495)	(216,826)
Activity in held-to-maturity securities:
Purchases	(10,000)	-
Purchases of certificates of deposit	(297)	-
Purchase of Federal Home Loan Bank stock	-	(849)
Funds advanced on other real estate owned	(384)	(795)
Proceeds from sales of other real estate owned	1,766	2,839
Net loan originations	(127,776)	(165,830)
Purchase of premises and equipment	(6,368)	(6,131)
Proceeds from sale of premises and equipment	-	100
Net cash used in investing activities	(157,899)	(139,233)

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Term certificates	$88,191	$28,581
Other deposits	167,575	98,643
Short-term borrowings	(81,172)	11,241
Stock subscriptions	-	(162,859)
Activity in long-term debt:
Proceeds from advances	-	25,000
Payment of advances	(1,155)	(6,334)
Net proceeds from issuance of common stock	-	168,074
Acquisition of common stock by ESOP	-	(14,274)
Purchase of shares for incentive plans	(13,343)	-
Dividends paid	(977)	(357)
Net cash provided by financing activities	159,119	147,715
Change in cash and cash equivalents	4,474	9,317
Cash and cash equivalents at beginning of period	33,129	65,862
Cash and cash equivalents at end of period	$37,603	$75,179

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$26,768	$28,675
Income taxes	1,068	1,141
Non-cash financing and investing activities:
Unsettled securities transactions	-	5,500
Transfers from loans to other real estate owned	2,165	700

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the reporting interim periods have been included.  The consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s most recent Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2008.  The results of operation for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be obtained for a full year.

2.	Derivative Financial Instruments and Hedging Activities

The Financial Accounting Standards Board (the “FASB”) issued guidance Accounting Standards Codification (“ASC”) 815-S50 (“Topic 815”) regarding disclosures on derivative instruments and hedging activities.  The guidance provides users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC Topic 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  ASC Topic 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC Topic 815, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Currently, none of the Company’s derivatives are designated as qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities.  As such, all changes in fair value of the Company’s derivative assets and liabilities are recognized directly in earnings.

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

DANVERS BANCORP, INC.

Non-designated Hedges

None of the Company’s derivatives are designated as qualifying hedging relationships under ASC Topic 815.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps and caps (“interest rate products”) with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate products are simultaneously hedged by offsetting interest rate products that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate products associated with this program do not meet the strict hedge accounting requirements of ASC Topic 815, changes in the fair value of both the customer interest rate products and the offsetting interest rate products are recognized directly in earnings.  As of September 30, 2009, the Company had ten interest rate swaps and two caps with an aggregate notional amount of $42,908,000 and $50,000,000, respectively.  During the nine months ended September 30, 2009, the Company recognized a net gain of $22,000 related to changes in fair value of these interest rate products.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their balance sheet location as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
	(In thousands)
Derivatives not designated as hedging
Instruments Under ASC Topic 815:

Interest rate swap agreements	Other assets	$1,350	Other assets	$1,761
Interest rate cap agreements	Other assets	144	Other assets	-
Total interest rate products		$1,494		$1,761

Interest rate swap agreements	Other liabilities	$1,368	Other liabilities	$1,796
Interest rate cap agreements	Other liabilities	139	Other liabilities	-
Total interest rate products		$1,507		$1,796

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the three and nine months ended September 30, 2009.

		Amount Recognized	Amount Recognized
		in Income on	in Income on
		Derivatives for the	Derivatives for the
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized	Three Months Ended	Nine Months Ended
Instruments Under ASC Topic 815	in Income on Derivative	September 30, 2009	September 30, 2009
		(In thousands)
Interest rate swap agreements	Other income	$1	$18
Interest rate cap agreements	Other income	(1)	4
Total income on interest rate products		$-	$22

DANVERS BANCORP, INC.

3.	Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2009:
Debt securities:
Securities Available for Sale
Federal Home Loan Mortgage Corporation	$500	$-	$(1)	$499
Other government-sponsored enterprises:
Federal National Mortgage Association	2,250	2	(4)	2,248
Federal Home Loan Bank	106,791	1,965	(110)	108,646
Federal Farm Credit Bank	106,869	757	(823)	106,803
Mortgage-backed:
Federal Home Loan Mortgage Corporation	82,619	2,257	(181)	84,695
Federal National Mortgage Association	108,134	3,475	(32)	111,577
Government National Mortgage Association	66,805	2,111	(78)	68,838
Municipal bonds	24,385	1,150	-	25,535
Other bonds	250	-	-	250
	$498,603	$11,717	$(1,229)	$509,091

Securities Held to Maturity
Trust Preferred	$10,000	$-	$-	$10,000

December 31, 2008:
Debt securities:
Securities Available for Sale
U.S. Government	$2,007	$11	$-	$2,018
Federal Home Loan Mortgage Corporation	1,147	1	-	1,148
Other government-sponsored enterprises:
Federal Home Loan Bank	141,120	1,278	(129)	142,269
Federal Farm Credit Bank	75,249	3,105	-	78,354
Mortgage-backed:
Federal Home Loan Mortgage Corporation	76,011	1,007	(366)	76,652
Federal National Mortgage Association	101,237	1,445	(266)	102,416
Government National Mortgage Association	67,841	1,097	(16)	68,922
Municipal bonds	19,179	107	(470)	18,816
Other bonds	250	-	-	250
	$484,041	$8,051	$(1,247)	$490,845

DANVERS BANCORP, INC.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2009:
Debt securities:
Securities Available for Sale
Federal Home Loan Mortgage Corporation	$1	$499	$-	$-
Other government-sponsored enterprises:
Federal National Mortgage Association	4	496	-	-
Federal Home Loan Bank	110	6,840	-	-
Federal Farm Credit Bank	823	65,177	-	-
Mortgage-backed:
Federal Home Loan Mortgage Corporation	173	16,533	8	1,169
Federal National Mortgage Association	32	4,928	-	-
Government National Mortgage Association	78	10,791	-	-
	$1,221	$105,264	$8	$1,169

December 31, 2008:
Debt securities:
Securities Available for Sale
Other government-sponsored enterprises:
Federal Home Loan Bank	$1	$20,372	$-	$-
Federal Farm Credit Bank	128	999	-	-
Mortgage-backed:
Federal Home Loan Mortgage Corporation	365	26,879	1	484
Federal National Mortgage Association	261	26,056	5	458
Government National Mortgage Association	16	4,179	-	-
Municipal bonds	25	1,135	445	11,349
	$796	$79,620	$451	$12,291

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently if economic or market concerns warrant more frequent evaluation.  In accordance with ASC 320-10-35 (“Topic 320”), guidance on subsequent measurement of debt and equity securities, the Company would recognize OTTI on debt securities if the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security's amortized cost basis and the Company intends, or more-likely-than-not will be required to sell the security before recovery of the security's amortized cost basis.  If OTTI exists, the charge to earnings would be limited to the amount of credit loss, if the Company does not intend to sell the security and it is more-likely-than-not that the Company will not be required to sell the security before recovery of the security's amortized cost.  Any remaining difference between the fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes.  Otherwise, the entire difference between fair value and amortized cost is charged to earnings.  To determine which individual securities are at risk for OTTI, consideration is given to (1) the length of time and the extent to which the fair value has remained less than amortized cost, (2) adverse conditions specifically related to the security, and industry or geographic area, (3) the historical and implied

DANVERS BANCORP, INC.

volatility of the fair value of the security, (4) the payment structure of the debt security, (5) failure of the issuer of the security to make scheduled interest or principal payments, (6) any changes to the rating of the security by a rating agency and (7) recoveries or additional declines in fair value subsequent to the balance sheet date.

The unrealized losses on the Company’s debt securities portfolio were caused by current dislocations in the market resulting in spreads increasing significantly over historic levels.  Ongoing analysis of these securities indicates no significant deterioration in the underlying credit supporting these securities.  Therefore, it is expected that these securities would not be settled at a price less than the par value of the security.  The Company does not intend to sell any of these securities nor is it more-likely-than-not that the Company will be required to sell any of these securities before their anticipated recovery.  As a result of these evaluations, the Company determined that all unrealized losses from debt securities are not OTTI as of September 30, 2009 and December 31, 2008.

4.	Fair Value of Assets and Liabilities

Fair Value Hierarchy

In accordance with ASC Topic 820 “Fair Value Measurements and Disclosures”, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  The three levels are defined as follows:

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

DANVERS BANCORP, INC.

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

Securities – The available for sale securities measured at fair value in Level 2 are based on market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well established independent broker-dealers.  The independent pricing service monitors market indicators, industry and economic events, and for broker-quotes on securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants. These securities include U.S. Government and government-sponsored enterprises, mortgage-backed securities, corporate bonds, foreign government bonds and municipal bonds.  The securities measured at fair value in Level 3 are based on target prices obtained from independent third party services using dividend discount models and peer group analysis.  The securities held in Level 3 are held to maturity trust preferred securities.  At September 30, 2009, the Company did not have any securities classified as Level 1.

Federal Home Loan Bank stock – The fair value of Federal Home Loan Bank stock is equal to cost based on redemption provisions.

Loans and loans held for sale – Fair values are estimated for portfolios of loans with similar financial and credit characteristics.  The loan portfolio was evaluated in the following segments: commercial, residential real estate, commercial real estate, construction, home equity and other consumer loans.  The fair value of performing commercial and commercial real estate loans is estimated by discounting cash flows through the estimated maturity using discount rates that reflect the expected maturity and the credit and interest rate risk inherent in such loans.  The fair value of residential mortgage loans is estimated by discounting contractual cash flows, adjusted for prepayment estimates using discount rates based on secondary market sources.  The fair value of home equity and other consumer loans is estimated based on secondary market prices for asset-backed securities with similar characteristics.  The fair values of loans held for sale is based on observable market prices.  Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

DANVERS BANCORP, INC.

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

Off-balance sheet credit related instruments – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The fair value of these fees at September 30, 2009 and December 31, 2008 was immaterial to the consolidated financial statements.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
September 30, 2009:
Assets
Securities	$-	$509,091	$-	$509,091
Interest rate products	-	1,494	-	1,494
	$-	$510,585	$-	$510,585

Liabilities
Interest rate products	$-	$1,507	$-	$1,507

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
December 31, 2008:
Assets
Securities	$-	$490,845	$-	$490,845
Interest rate products	-	1,761	-	1,761
	$-	$492,606	$-	$492,606

Liabilities
Interest rate products	$-	$1,796	$-	$1,796

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at September 30, 2009 and December 31, 2008.

DANVERS BANCORP, INC.

The following tables summarize the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets:

				Quarter	Nine Months
				Ended	Ended
				September 30,	September 30,
	September 30, 2009			2009	2009
				Total	Total
	Level 1	Level 2	Level 3	Losses	Losses
	(In thousands)
Assets
Other real estate owned	$-	$-	$1,867	$-	$82
Impaired loans	-	-	1,260	327	1,188
	$-	$-	$3,127	$327	$1,270

				Quarter	Nine Months
				Ended	Ended
				September 30,	September 30,
	December 31, 2008			2008	2008
				Total	Total
	Level 1	Level 2	Level 3	Losses	Losses
	(In thousands)
Assets
Other real estate owned	$-	$1,158	$-	$-	$1,387
Impaired loans	-	1,481	-	280	541
	$-	$2,639	$-	$280	$1,928

At September 30, 2009, the amount of other real estate owned in Level 3 represents the carrying value and related charge-offs for which adjustments are based on current appraised value of the collateral or where current appraised value is not obtained, management’s discounted estimate of the collateral.  At September 30, 2009, the amount of impaired loans in Level 3 represents the carrying value and related charge-offs and ASC Topic 310 “Receivables” allocated reserves on impaired loans for which adjustments are based on current appraised value of the collateral or where current appraised value is not obtained, management’s discounted estimate of the collateral.  Appraised values are typically based on a blend of (a) an income approach using observable cash flows to measure fair value, and (b) a market approach using observable market comparables.

At December 31, 2008, the amount of other real estate owned in Level 2 represents the carrying value and related charge-offs for which adjustments are based on appraised value of the collateral.  At December 31, 2008, the amount of impaired loans in Level 2 represents the carrying value and related charge-offs and ASC Topic 310 “Receivables” allocated reserves on impaired loans for which adjustments are based on appraised value of the collateral.  Appraised values are typically based on a blend of (a) an income approach using observable cash flows to measure fair value, and (b) a market approach using observable market comparables.

DANVERS BANCORP, INC.

As required under ASC 825-10-50 (“Topic 825”) guidance regarding disclosures about fair value of financial instruments, the estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows.  ASC Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$37,603	$37,603	$33,129	$33,129
Certificates of deposit	10,588	10,588	10,291	10,291
Securities available for sale	509,091	509,091	490,845	490,845
Securities held to maturity	10,000	10,000	-	-
Federal Home Loan Bank stock	14,001	14,001	14,001	14,001
Loans and loans held for sale, net	1,231,156	1,237,727	1,106,815	1,118,521
Accrued interest receivable	8,250	8,250	7,457	7,457
Servicing rights	441	793	473	473

Financial liabilities:
Deposits:
Demand deposits	132,910	132,910	123,414	123,414
Savings and NOW accounts	207,198	207,198	176,365	176,365
Money market accounts	568,177	568,177	440,931	440,931
Term certificates	465,764	468,391	377,573	379,840
Short-term borrowings	87,104	87,104	168,276	168,276
Long-term debt	161,867	162,679	163,022	165,822
Subordinated debt	29,965	12,201	29,965	9,608
Accrued interest payable	1,379	1,379	1,309	1,309

On-balance sheet derivative
financial instruments:
Interest rate products:
Assets	1,494	1,494	1,761	1,761
Liabilities	1,507	1,507	1,796	1,796

5.	Earnings Per Share

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

For the three and nine months ended September 30, 2009, potentially dilutive common stock equivalents totaled 71,747 and 44,988 shares, respectively, representing the dilutive effect of the restricted stock.  There was no restricted stock at September 30, 2008.  Earnings per share are not applicable for year to date and quarterly periods prior to June 30, 2008 as the Company did not issue stock until January 10, 2008.  Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

DANVERS BANCORP, INC.

The following table is the reconciliation of diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Basic weighted average common shares outstanding	15,662,796	16,450,979	15,993,596	N/A
Dilutive shares	71,747	-	44,988	N/A
Diluted weighted average common shares outstanding	15,734,543	16,450,979	16,038,584	N/A

Basic earnings per share	$0.074	$0.003	$0.168	N/A
Effect of dilutive shares	-	-	(0.001)	N/A
Diluted earnings per share	$0.074	$0.003	$0.167	N/A

6.	Dividend Declared

On October 22, 2009, the Company declared a quarterly cash dividend on its common stock of $.02 per share. The dividend will be paid on or after November 20, 2009 to shareholders of record as of November 6, 2009.

7.	Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168 “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (the “Codification”), and subsequently incorporated into ASC Topic 105 “Generally Accepted Accounting Principles”, which became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right.  Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and did not have a material impact of the Company’s consolidate financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations”, which replaces SFAS No. 141 and subsequently incorporated into ASC Topic 805 “Business Combinations”.  ASC Topic 805 applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for certain business combinations.  ASC Topic 805 makes significant amendments to previous other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this guidance and on October 30, 2009, completed its merger with Beverly National Corporation in accordance with the guidance incorporated in ASC Topic 805.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, and subsequently incorporated

DANVERS BANCORP, INC.

into ASC Topic 805.  ASC Topic 805 amends and clarifies previous guidance for Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.   The Company adopted this guidance and on October 30, 2009 completed its merger with Beverly National Corporation in accordance with the guidance incorporated in ASC Topic 805.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, and subsequently incorporated into ASC Topic 810 “Consolidations”.  ASC Topic 810 guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This guidance is effective for fiscal years beginning on or after December 15, 2008 and the adoption of this Statement did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and subsequently incorporated into ASC Topic 820 “Fair Value Measurements and Disclosures”.  ASC Topic 820 provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price.  The guidance is effective for periods ending after June 15, 2009, and the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In January 2009, the FASB issued a FASB Staff Position on the Emerging Issues Task Force (“EITF”) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, and subsequently incorporated into ASC Topic 260 “Earnings Per Share”.  Under ASC Topic 260 guidance, unvested share-based awards, which include the right to receive nonforfeitable dividends or dividend equivalents, are considered to participate with common stock in undistributed earnings.  Companies that issue share-based awards considered to be participating securities under the guidance are required to calculate basic and diluted earnings per common share amounts under the two-class method.  The two-class method excludes from earnings per common share calculations any dividends paid or owed to participating securities and any undistributed earnings considered to be attributable to participating securities.  The guidance requires retrospective application to all prior-period earnings per share data presented.   The guidance was adopted by the Company on January 1, 2009 and did not have an impact the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements”, and subsequently incorporated into ASC Topic 825 “Financial Instruments”.  ASC Topic 825 guidance requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually.  The guidance was effective June 30, 2009 and did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-temporary Impairments”, and subsequently incorporated into ASC Topic 320 “Investments – Debt and Equity Securities”, modifies the requirements for recognizing other-than-temporary-impairment on debt securities and significantly changes the impairment model for such securities.  Under ASC Topic 320 guidance, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are

DANVERS BANCORP, INC.

less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis.  If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis.  Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes.  Otherwise, the entire difference between fair value and amortized cost is charged to earnings.  Upon adoption of the guidance, an entity reclassifies from retained earnings to other comprehensive income the non-credit portion of an other-than-temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis.  The guidance also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements.  The guidance is effective for periods ending after June 15, 2009 and the adoption did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events”, and subsequently incorporated into ASC Topic 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or are available to be issued.  Specifically, ASC Topic 855 guidance defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of this guidance, effective for interim or annual financial periods ending after June 15, 2009, did not have a material impact the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”, which is currently being processed for inclusion into the ASC, improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   This Statement addresses: (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

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

DANVERS BANCORP, INC.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”, which is currently being processed for inclusion into the ASC, improves financial reporting by enterprises involved with variable interest entities.  The Statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets”, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

8.	Subsequent Events

In accordance with ASC Topic 855, the Company reviewed the events occurring through November 9, 2009, the date the accompanying financial statements were issued, noting that on October 9, 2009, the Company’s stockholders voted to approve the merger of Beverly National Corporation (“Beverly”) with and into the Company, and on October 30, 2009, the merger was consummated.  Pursuant to the Agreement and Plan of Merger by and between the Company and Beverly, dated as of June 16, 2009, Beverly stockholders received 1.66 shares of the Company’s common stock in exchange for each common share of Beverly.  Based on the closing price of the Company’s common stock on October 29, 2009, the transaction is valued at approximately $62.1 million in the aggregate.  For more information about the merger with Beverly, refer to the Company’s registration statement on Form S-4, including exhibits, filed on August 28, 2009, with the SEC and available at the SEC’s website at www.sec.gov.  Also see “Submission of Matters to a Vote of Security Holders” on page 40.  No other subsequent events occurred that required accrual or disclosure.

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

DANVERS BANCORP, INC.

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

DANVERS BANCORP, INC.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total Assets. Total assets increased by $165.1 million, or 9.6%, to $1.89 billion at September 30, 2009 from $1.73 billion at December 31, 2008.  Net loans (including loans held for sale) increased by $124.3 million, or 11.2%, during the nine months and securities increased by $28.2 million, or 5.8%.  The overall increase in the Company’s assets was funded primarily with an increase in deposits.

Cash and Cash Equivalents. Cash and cash equivalents increased by $4.5 million, or 13.5%, to $37.6 million at September 30, 2009 from $33.1 million at December 31, 2008.  The increase is attributable to the aforementioned deposit inflows during the first nine months of 2009.

Securities. The securities portfolio aggregated $519.1 million at September 30, 2009, an increase of $28.2 million, or 5.8%, from $490.8 million at December 31, 2008.  A portion of the cash flows from investment calls and amortization from the Company’s mortgage-backed securities (“MBS”) portfolio were utilized to fund loan growth and purchase additional securities during the nine months ended September 30, 2009.  Within the portfolio, MBS and municipal bonds increased by $17.1 million and $6.7 million, respectively.  During the third quarter of 2009, the Company invested in a $10.0 million single-issue trust preferred security issued by Smithtown Bancorp.  The trust preferred securities are classified as held to maturity.

At September 30, 2009 and December 31, 2008, MBS totaled 51.1% and 50.5%, respectively, of our investment portfolio and consisted of high quality rated pass-through securities that are directly insured or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.  The MBS portfolio is primarily backed by pools of one to four-family mortgages that have loans with interest rates that are within a set range and have varying maturities.  None of our MBS are privately issued or have sub-prime residential mortgages or home equity loans as part of their underlying loan pools.  We target instruments with four-to-twelve year weighted average lives, with expected average life extensions up to a maximum of fifteen years in a rising rate environment.  In an effort to protect against a rising interest rate environment, we increased our concentration of adjustable-rate MBS in the investment portfolio from 15.4% beginning January 1, 2008 to 35.9% at September 30, 2009.  Adjustable-rate MBS make up 71.8% of the Company’s MBS.   All our MBS were rated AAA at September 30, 2009 and December 31, 2008.   Although unforeseeable changes in market conditions may affect future ratings, management does not expect a ratings downgrade to any of the Company’s MBS holdings.

The Company holds municipal bonds due to the tax advantages they provide.  At September 30, 2009 and December 31, 2008, all our municipal bonds were rated B or better by a nationally recognized rating agency and mature in thirty years or less.  All of the Company’s holdings with the exception of four issues from the Town of Danvers are privately insured.

Net Loans (Excluding Loans Held for Sale). Net loans as of September 30, 2009 were $1.23 billion, an increase of $122.7 million, or 11.1%, from net loan balances of $1.11 billion as of December 31, 2008.  The largest increases during the period were in the commercial and industrial (“C&I”) and commercial real estate loan segments and to a lesser extent the residential real estate and home equity loan segments.  Increases in C&I, commercial real estate, and residential loans of $59.9 million, $47.2 million and $15.4 million, respectively, were partially offset by a decline in the Company’s construction loan portfolio of $6.3 million.  While the rate of expansion in the portfolio slowed when compared to 2008, the loan pipeline remains strong and the Company continued to see larger and well diversified credit opportunities during the period.

DANVERS BANCORP, INC.

The following table sets forth the composition of the loan portfolio at the dates indicated:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
Construction	$116,663	9.4%	$122,974	11.0%
Residential	204,605	16.4	189,242	16.9
Commercial	294,648	23.7	247,483	22.1
Home equity	50,133	4.0	41,660	3.7
C&I	570,223	45.8	510,359	45.5
Consumer	8,912	0.7	8,725	0.8
Total loans	1,245,184	100.0%	1,120,443	100.0%
Allowance for loan losses	(13,878)		(12,133)
Net deferred loan fees	(1,775)		(1,495)
Loans, net	$1,229,531		$1,106,815

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Real estate mortgages:
Construction	$400	$1,925
Residential	3,947	2,184
Commercial	1,155	263
Home equity	1,146	227
Total real estate mortgages	6,648	4,599
C&I	1,550	1,295
Consumer	8	38
Total non-accrual loans (1)	$8,206	$5,932
Restructured loans (2)	$3,787	$-
Total non-performing loans	$11,993	$5,932
Other real estate owned	1,867	1,158
Total non-performing assets	$13,860	$7,090
Total non-performing loans to total loans	0.96%	0.53%
Total non-performing loans to total assets	0.63%	0.34%
Total non-performing assets to total assets	0.73%	0.41%

(1)	All loans on non-accrual status are considered non-performing.
(2)	Restructured loans that have been performing in accordance with their modified terms for a period of less than 12 months are considered non-performing.

DANVERS BANCORP, INC.

It is the Company’s policy to cease accrual of interest on loans when the loan is delinquent in excess of 90 days (based on contractual terms), unless the timing of collections are reasonably estimable and collection is probable.  When a loan is placed on non-accrual status, all previously accrued but uncollected interest is reversed against current period income.  The interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until the borrower has demonstrated performance in accordance with the contractual terms of the note which is generally six months.  The Company recognized $137,000, on the cash-basis, in interest income on non-accrual loans during 2009.

Restructured loans represent loans for which concessions are granted due to the borrower’s financial condition.  Such concessions may include modifications of repayment terms and/or a reduction of interest rates to below market rates.  At September 30, 2009, the Company had nine restructured loans totaling $3.8 million with a combined appraised value of $6.1 million.   Six of the restructured loan modifications included a reduction in the interest rate on the loan and interest only payments for a period of up to twelve months; one loan was placed on interest only payments for twelve months; the term of one loan was extended; and the principal and interest was reduced on another loan.  All restructured loans were on accrual status at the time of the restructure and at September 30, 2009, and as of the date of this report, all restructured loans were performing in accordance with their modified terms and conditions.  The Company recognized $159,000, on the accrual-basis, in interest income on restructured loans during 2009.

The Company had $1.9 million in other real estate owned (“OREO”) at September 31, 2009.  The OREO balance consists of four properties with no particular business segment or industry concentration represented.

DANVERS BANCORP, INC.

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

	At or For the Three		At or For the Nine
	Months Ended September 30,		Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Allowance balance at beginning of period	$12,719	$10,320	$12,133	$9,096
Provision for loan losses	1,400	1,050	3,360	2,725
Charge-offs:
Real estate mortgages:
Construction	110	-	585	-
Residential	1	20	50	105
Commercial	-	210	-	210
Home equity	-	-	-	14
Total real estate mortgages	111	230	635	329
C&I	135	78	966	349
Consumer	5	27	73	125
Total charge-offs	251	335	1,674	803
Recoveries:
Real estate mortgages:
Construction	5	-	5	-
Residential	-	-	-	8
Commercial	-	-	-	-
Home equity	-	-	-	-
Total real estate mortgages	5	-	5	8
C&I	-	10	25	10
Consumer	5	1	29	10
Total recoveries	10	11	59	28
Net charge-offs	241	324	1,615	775
Allowance balance at end of period	$13,878	$11,046	$13,878	$11,046

Total loans outstanding (1)	$1,246,809	$1,075,575	$1,246,809	$1,075,575
Average loans outstanding	$1,213,788	$1,035,109	$1,168,888	$982,235

Allowance for loan losses as a percent of
total loans outstanding	1.11%	1.03%	1.11%	1.03%
Net loans charged off as a percent of
average loans outstanding (annualized)	0.08%	0.13%	0.18%	0.11%
Allowance for loan losses to non-
performing loans	115.72%	152.51%	115.72%	152.51%

(1)	Includes loans held for sale.

For further information, see “Provision for Loan Losses” of the Management Discussion and Analysis on page 28.

DANVERS BANCORP, INC.

Deposits. The Company’s deposit growth remained strong for the first nine months of 2009.  Total deposits increased by $255.8 million to $1.37 billion at September 30, 2009, an increase of 22.9% from a balance of $1.12 billion at December 31, 2008.  The Company experienced increases across all deposit categories with the largest increase in money market accounts which increased by $127.2 million, and to a lesser extent in total certificates, savings and NOW accounts, and demand deposit, which increased by $88.2 million, $30.8 million and $9.5 million, respectively.  This growth is attributable to shifts in the competitive marketplace and recent changes and additions to the Company’s retail branch network.  In 2008, the Company opened a new branch location in Salem and relocated two existing branch locations.  Additionally, the Company opened a new branch location in Cambridge during the second quarter of this year.  The two new branch locations and the relocation of the two existing branches have contributed $66.7 million in new deposit growth.

The Company expects to continue with the expansion of its retail branch network and plans to open a new branch location in Waltham by the end of this year, in Boston by early next year, and in two other western suburbs by mid to late next year.  Despite the low levels of short-term interest rates, the Company has experienced considerable success at raising “core” deposit balances.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand deposits	$132,910	9.7%	$123,414	11.0%
Savings and NOW accounts	207,198	15.1	176,365	15.8
Money market accounts	568,177	41.3	440,931	39.4
Total non-certificate accounts	908,285	66.1	740,710	66.2
Term certificates over $100,000	284,410	20.7	242,846	21.7
Other term certificates	181,354	13.2	134,727	12.1
Total certificate accounts	465,764	33.9	377,573	33.8
Total deposits	$1,374,049	100.0%	$1,118,283	100.0%

Borrowed Funds. The Company relies on borrowings from the Federal Home Loan Bank of Boston (“FHLBB”), as an alternative funding source to deposits and to augment the Company’s short-term liquidity needs.  The balance of these borrowings fluctuates depending upon our ability to attract deposits, coupled with the overall level of loan demand and other investment opportunities.  Funds borrowed from the FHLBB decreased by $105.2 million to $196.8 million at September 30, 2009, or 34.8%, from a balance of $302.0 million at December 31, 2008.  Management has replaced some of the Company’s short-term borrowing with the aforementioned deposit inflows and in the process has lessened the Company’s reliance on any single short-term funding source.  The Company had approximately $161.9 million in various FHLBB term advances and $87 million in short-term borrowings at September 30, 2009.  The Company’s short-term borrowings consisted of $20 million in 84-day FRB term auction facility (“TAF”) funding, $35 million in overnight FHLBB borrowings and $32 million in overnight customer repurchase agreements (“REPO’s”).  From a funding and liquidity perspective, the Company has ready access to a number of large and well-diversified short-term funding sources and these alternatives are available at highly competitive rates given the current rate environment.

The Company’s REPO’s are securities sold under agreements to repurchase, which are contracts for the sale of securities owned by the Company with an agreement to repurchase those securities at an agreed upon price and date.  The Company uses repurchase agreements as a secondary funding source and as a means of offering commercial deposit customers a commercial sweep account product.  As of September 30, 2009, the Company

DANVERS BANCORP, INC.

had $32.1 million outstanding in overnight repurchase agreements, an increase of $2.8 million, or 9.6%, from $29.3 million December 31, 2008.

Total Stockholders’ Equity. Total stockholders’ equity decreased by $6.9 million to $226.1 million at September 30, 2009 from a balance of $233.0 million at December 31, 2008.  This decrease was primarily due to stock repurchases as the Company purchased 1,002,600 shares of common stock in the open market at an average price of $13.31 per share during the first nine months of 2009.  These purchases are part of the stock repurchase programs announced in January and May of 2009.  See Item 2 of Part II of this 10-Q for a further discussion of these purchases.  This decrease was offset by net income of $2.7 million and a decline in the unallocated common shares held by the ESOP.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2009 and 2008

Net Income (Loss). The Company recorded net income for the three months ended September 30, 2009 of $1.2 million, an increase of $1.1 million from net income of $48,000 for the three months ended September 30, 2008.  A significant increase in net interest income and a slight increase in non-interest income more than offset higher provision for loan losses, increased salaries and benefits expense and expenses associated with the Beverly National Corporation merger in the third quarter.  The Company reported net income for the nine months ended September 30, 2009 of $2.7 million, an increase of $5.4 million from a net loss of $2.7 million for the same period in 2008.  The loss for the first nine months of 2008 was due primarily to two non-recurring items: a $6.9 million pretax charge related to the establishment of the Danversbank Charitable Foundation (the “Foundation”) and a $3.7 million pretax charge related to the acceleration of the Company’s phantom stock plan.  Both charges are directly related to the Company’s conversion in January 2008 from a mutual form of organization to a public stock holding company.  In addition, higher foreclosure expense contributed to the net loss for the same period in 2008.

Net Interest Income. Net interest income for the three months ended September 30, 2009 increased to $14.1 million from $11.8 million for the three months ended September 30, 2008.  Average interest-earning assets increased $292.6 million between the two periods.  The increase of $2.3 million or 19.0% in net interest income was the combination of a $2.0 million increase due to an increase in volume of earning assets over interest bearing liabilities and a $273,000 decrease due to lower margin.  The Company’s net interest margin was 3.23% for the three months ended September 30, 2009 compared to 3.25% for the three months ended September 30, 2008.

Net interest income for the nine months ended September 30, 2009 increased to $39.7 million from $34.5 million for the nine months ended September 30, 2008. Average interest-earning assets increased $251.8 million between the two periods.  The increase of $5.2 million in net interest income resulted from a $6.1 million increase due to an increase in volume of earning assets over interest bearing liabilities and a $950,000 decrease due to the rates on our interest-earning assets and interest-bearing liabilities.  Our net interest margin was 3.14% for the nine months ended September 30, 2009 compared to 3.21% for the nine months ended September 30, 2008.  While the Company had opportunities to lower its overall funding costs, the yield on our earning assets declined at a faster pace, reflective of changes in the interest rate environment.

Interest and Dividend Income. Interest income increased $2.0 million, or 9.8%, to $23.0 million for the three months ended September 30, 2009 from $21.0 million for the three months ended September 30, 2008.  The increase was primarily due to a higher average balance of our interest-earning assets, offset by a decrease in yield.  In particular, average loans increased by $178.7 million between the two periods.  The Company also experienced an increase in the average balances of securities of $100.4 million and cash equivalents of $10.4 million.  The average yield on loans decreased from 6.28% for the three months ended September 30, 2008 to 5.75% for the same period in 2009, and the overall yield on interest-earning assets decreased from 5.75% to 5.26% for the 2008

DANVERS BANCORP, INC.

and 2009 periods, respectively.  The decline in asset yields is directly related to the downward repricing of assets in this lower interest rate environment.

Interest income increased $3.1 million, or 4.9%, to $66.5 million for the nine months ended September 30, 2009 from $63.4 million for the nine months ended September 30, 2008.  The increase was primarily due to higher average balances of interest-earning assets. Loans and securities increased on average by $186.7 million and $67.7 million, respectively, and cash equivalents decreased on average by $2.5 million between the two periods.  The average yield on loans decreased from 6.47% for the nine months ended September 30, 2008 to 5.68% for the same period in 2009 and the overall yield on interest-earning assets decreased from 5.90% to 5.26% for the 2008 and 2009 periods, respectively.  Despite a significant increase in the Company’s C&I lending activities and the transition of a segment of the securities portfolio into loan originations, the overall decline in asset yields is the byproduct of asset repricing in this lower interest rate environment.

Interest Expense. Interest expense for the three months ended September 30, 2009 decreased by $210,000, or 2.3%, when compared to the same three-month period in 2008.  Average interest-bearing liabilities increased by $295.7 million between the two periods and resulted in a $2.01 million increase in interest expense.  A decrease of 67 basis points, or 21.8%, in the average cost of the Company’s interest-bearing liabilities resulted in an offsetting decrease in interest expense of $2.2 million.  The average cost of deposits decreased from 2.76% for the three months ended September 30, 2008 to 2.14% for the same period in 2009 and rates on interest-bearing liabilities decreased from 3.08% to 2.41% between the comparable periods.  The respective decline in deposit and interest-bearing liability costs relates to the continued low level of interest rates during the period.

Interest expense for the nine months ended September 30, 2009 decreased by $2.0 million, or 7.0%, to $26.8 million compared to interest expense of $28.8 million for the nine months ended September 30, 2008.  Average interest-bearing liabilities increased by $246.4 million between the two periods and this resulted in a $5.2 million increase in interest expense.  A decrease of 77 basis points, or 23.3%, in the average cost of the Company’s interest-bearing liabilities resulted in a decrease in interest expense of $7.3 million.  The average cost of deposits decreased from 3.04% for the nine months ended September 30, 2008 to 2.33% for the same period in 2009 and rates on interest-bearing liabilities decreased from 3.31% to 2.54% between the periods.  The overall decrease in deposit and interest-bearing liability costs is a byproduct of the current rate environment.

Provision for Loan Losses. The Company records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient, in management’s judgment, to absorb losses inherent in the loan portfolio.  The Company recorded provision expense of $1.4 million and $1.1 million during the three months ended September 30, 2009 and 2008, respectively.  The Company recorded $3.4 million and $2.7 million in provision expense during the nine months ended September 30, 2009 and 2008, respectively. Provisions in all periods are reflective of portfolio growth, changes to the loan portfolio composition, management’s evaluation of the quality of the loan portfolio and net charge-offs.

The Company continued to experience strong loan demand during the third quarter of 2009.  The major increases occurred in the residential real estate and C&I loan segments with growth of $9.9 million and $43.1 million, respectively.  Gross loans have increased $125 million for the first nine months of the year.  The continued growth of the portfolio has required higher levels of provision expense.  Net charge-offs were $241,000 and $324,000 for the three months ended September 30, 2009 and 2008, respectively, and $1.6 million and $775,000 for the nine months ended September 30, 2009 and 2008, respectively.  Net charge-offs as a percent of average loans outstanding were approximately 14 basis points for the first nine months of 2009.  The increase in the Company’s net charge-offs, combined with management’s decision to increase its specific reserves because of concerns with a few credits, is indicative of some of the challenges in both the local and national economy and resulted in some additions to the provision for the three and nine-month periods, respectively.  At September 30, 2009, the allowance for loan losses totaled $13.9 million, or 1.11% of the loan portfolio.

DANVERS BANCORP, INC.

Non-interest Income. Non-interest income for the three months ended September 30, 2009 increased by $226,000 to $1.6 million, compared to $1.4 million for the three months ended September 30, 2008.  This increase was primarily the result of an increase of $183,000 in service charges on deposits offset by decreases in loan servicing fees and income on bank-owned life insurance of $22,000 and $10,000, respectively.

Non-interest income for the nine months ended September 30, 2009 decreased by $182,000, or 3.4%, to $5.2 million, compared to $5.4 million for the nine months ended September 30, 2008.  Decreases in loan servicing revenue directly related to the accelerated amortization of the Company’s mortgage servicing rights and the absence of gains from securities sales were slightly offset by increases in gains on sales of loans and service charges on deposits.  While the Company has experienced some success at increasing its non-interest revenues to varying degrees and across a variety of categories, developing reliable and stable sources of non-interest income to complement the Company’s primary lines of business continues to be an area of focus.

Non-interest Expense. Non-interest expense increased $2.4 million, or 22.4%, for the third quarter of 2009 when compared to the same period of 2008.  The Company experienced increases in salaries and employee benefits, deposit insurance, outside services, occupancy and other operating expense during the third quarter.  The increase in salaries and employee benefits during the quarter was the result of additions to staff as the Company continues to expand its branch footprint and lending activities and general salary administration related to the expansion of the franchise since conversion.

Non-interest expense decreased by $4.6 million between the nine months ended September 30, 2009 and 2008. The decrease was primarily due to two non-recurring items; a $6.9 million pretax charge related to the establishment of the Foundation and a $3.7 million pretax charge related to the acceleration of the Bank’s phantom stock plan.  There was also a large decrease of $1.5 million in other real estate owned expense.  These decreases were partially offset by an increase in deposit insurance expense, occupancy, and salaries and benefits expense related to the Company’s expanding operations and transaction expenses in conjunction with the Beverly transaction.  Also see “Recent Economic Developments” on page 35 for further discussion of deposit insurance expense.

Income Taxes. The Company recorded an income tax expense of $205,000 for the three months ended September 30, 2009; a decrease in income tax expense of $1.4 million when compared to $1.6 million in income tax expense for the three months ended September 30, 2008.  The effective tax rate for the three months period ended September 30, 2009 was 15.0% compared to 97.0% for the same period in 2008.

The Company recorded an income tax expense of $383,000 for the nine months ended September 30, 2009; an increase in income tax expense of $3.6 million, compared to an income tax benefit of $3.2 million for the nine months ended September 30, 2008.  The effective tax rate for the nine months period ended September 30, 2009 was 12.5% compared to 54.9% for the same period in 2008.  The rate for 2009 reflects the effects of the increase in permanent differences relating to life insurance income, municipal bond income and incentive stock option expense.  The increased benefit for 2008 relates to the two non-recurring entries noted previously.

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

DANVERS BANCORP, INC.

	Three Months Ended September 30,
	2009				2008
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents and
certificates of deposit	$60,633		$97	0.64%	$50,212		$276	2.20%
Debt securities: (2)
U.S. Government	-		-	-	2,014		17	3.38
Gov't-sponsored enterprises and
FHLMC	187,896		2,241	4.77	153,981		1,876	4.87
Mortgage-backed	246,167		2,823	4.59	188,771		2,288	4.85
Municipal bonds	23,071		235	4.07	19,186		195	4.07
Other	7,454		198	10.63	250		2	3.20
Equity securities	14,626		-	-	11,528		91	3.16
Real estate mortgages (3)	660,559		9,483	5.74	589,204		9,134	6.20
C&I loans (3)	456,742		6,748	5.91	379,419		6,231	6.57
IRBs (3)	89,087		1,073	4.82	57,123		694	4.86
Consumer loans (3)	7,400		144	7.78	9,363		188	8.03
Total interest-earning assets	1,753,635		23,042	5.26	1,461,051		20,992	5.75
Allowance for loan losses	(12,939)				(10,653)
Total earning assets less allowance
for loan losses	1,740,696				1,450,398
Non-interest-earning assets	105,848				98,660
Total assets	$1,846,544				$1,549,058

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	$210,558		647	1.23	$180,041		551	1.22
Money market accounts	553,428		2,828	2.04	420,442		2,692	2.56
Term certificates	459,363		3,069	2.67	353,383		3,333	3.77
Total deposits	1,223,349		6,544	2.14	953,866		6,576	2.76
Borrowed funds:
Short-term borrowings	63,215		62	0.39	34,973		108	1.24
Long-term debt	162,006		1,823	4.50	164,000		1,865	4.55
Subordinated debt	29,965		468	6.25	29,965		558	7.45
Total interest-bearing liabilities	1,478,535		8,897	2.41	1,182,804		9,107	3.08
Non-interest-bearing deposits	131,408				132,442
Other non-interest-bearing liabilities	14,677				6,055
Total non-interest-bearing liabilities	146,085				138,497
Total liabilities	1,624,620				1,321,301
Stockholders' equity	221,924				227,757
Total liabilities and stockholders' equity	$1,846,544				$1,549,058

Net interest income			$14,145				$11,885
Net interest rate spread (4)				2.85%				2.67%
Net interest-earning assets (5)	$275,100				$278,247
Net interest margin (6)				3.23%				3.25%
Ratio of interest-earning assets
to total interest-bearing liabilities	1.19	x			1.24	x

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
(6) Net interest margin represents net interest income divided by average total interest-earning assets.

DANVERS BANCORP, INC.

	Nine Months Ended September 30,
	2009				2008
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents and
certificates of deposit	$43,678		$292	0.89%	$46,166		$959	2.77%
Debt securities: (2)
U.S. Government	681		13	2.55	2,032		62	4.07
Gov't-sponsored enterprises and
FHLMC	191,469		6,991	4.87	170,022		6,183	4.85
Mortgage-backed	241,350		8,574	4.74	202,225		7,607	5.02
Municipal bonds	21,583		658	4.06	18,950		578	4.07
Other	2,668		202	10.09	295		11	4.97
Equity securities	14,626		1	0.01	11,196		301	3.58
Real estate mortgages (3)	634,383		26,814	5.64	573,119		27,232	6.34
C&I loans (3)	445,032		19,571	5.86	347,930		17,965	6.88
IRBs (3)	81,684		2,930	4.78	51,799		1,899	4.89
Consumer loans (3)	7,789		452	7.74	9,387		569	8.08
Total interest-earning assets	1,684,943		66,498	5.26	1,433,121		63,366	5.90
Allowance for loan losses	(12,623)				(9,871)
Total earning assets less allowance
for loan losses	1,672,320				1,423,250
Non-interest-earning assets	103,532				101,998
Total assets	$1,775,852				$1,525,248

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	$201,511		1,842	1.22	$179,717		1,762	1.31
Money market accounts	504,418		8,711	2.30	408,529		8,716	2.84
Term certificates (4)	419,597		9,100	2.89	351,537		10,927	4.14
Total deposits	1,125,526		19,653	2.33	939,783		21,405	3.04
Borrowed funds:
Short-term borrowings	90,414		269	0.40	35,767		427	1.59
Long-term debt	162,391		5,417	4.45	156,385		5,299	4.52
Subordinated debt	29,965		1,499	6.67	29,965		1,736	7.72
Total interest-bearing liabilities	1,408,296		26,838	2.54	1,161,900		28,867	3.31
Non-interest-bearing deposits	128,132				141,450
Other non-interest-bearing liabilities	13,923				8,303
Total non-interest-bearing liabilities	142,055				149,753
Total liabilities	1,550,351				1,311,653
Stockholders' equity	225,501				213,595
Total liabilities and stockholders' equity	$1,775,852				$1,525,248

Net interest income			$39,660				$34,499
Net interest rate spread (5)				2.72%				2.59%
Net interest-earning assets (6)	$276,647				$271,221
Net interest margin (7)				3.14%				3.21%
Ratio of interest-earning assets
to total interest-bearing liabilities	1.20	x			1.23	x

(1) Yields are annualized.
(2) Average balances are presented at average amortized cost.
(3) Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(4) In 2008, term certificates include brokered and non-brokered certificates of deposit.
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

	Three Months Ended September 30,
	2009 vs. 2008
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents and certificates of deposit	$57	$(236)	$(179)
Debt securities (1):
U.S. Government	(17)	-	(17)
Gov't-sponsored enterprises and FHLMC	413	(48)	365
Mortgage-backed	696	(161)	535
Municipal bonds	39	1	40
Other	58	138	196
Equity securities	24	(115)	(91)
Real estate mortgages (2)	1,106	(757)	349
C&I loans (2)	1,270	(753)	517
IRBs (2)	388	(9)	379
Consumer loans (2)	(39)	(5)	(44)
Total interest-earning assets	3,995	(1,945)	2,050

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	93	3	96
Money market accounts	851	(715)	136
Term certificates	1,000	(1,264)	(264)
Total deposits	1,944	(1,976)	(32)
Borrowed funds:
Short-term borrowings	87	(133)	(46)
Long-term debt	(23)	(19)	(42)
Subordinated debt	-	(90)	(90)
Total interest-bearing liabilities	2,008	(2,218)	(210)

Increase (decrease) in net interest income	$1,987	$273	$2,260

(1) Average balances are presented at average amortized cost.
(2) Average loans include non-accrual loans and are net of average deferred loan fees/costs.

DANVERS BANCORP, INC.

	Nine Months Ended September 30,
	2009 vs. 2008
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents and certificates of deposit	$(52)	$(615)	$(667)
Debt securities (1):
U.S. Government	(41)	(8)	(49)
Gov't-sponsored enterprises and FHLMC	780	28	808
Mortgage-backed	1,472	(505)	967
Municipal bonds	80	-	80
Other	88	103	191
Equity securities	92	(392)	(300)
Real estate mortgages (2)	2,911	(3,329)	(418)
C&I loans (2)	5,014	(3,408)	1,606
IRBs (2)	1,096	(65)	1,031
Consumer loans (2)	(97)	(20)	(117)
Total interest-earning assets	11,343	(8,211)	3,132

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	214	(134)	80
Money market accounts	2,046	(2,051)	(5)
Term certificates (3)	2,116	(3,943)	(1,827)
Total deposits	4,376	(6,128)	(1,752)
Borrowed funds:
Short-term borrowings	652	(810)	(158)
Long-term debt	204	(86)	118
Subordinated debt	-	(237)	(237)
Total interest-bearing liabilities	5,232	(7,261)	(2,029)

Increase (decrease) in net interest income	$6,111	$(950)	$5,161

(1) Average balances are presented at average amortized cost.
(2) Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(3) In 2008, term certificates include brokered and non-brokered certificates of deposit.

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

Contractual Obligations.  The following table presents information indicating various contractual obligations and commitments of the Company as of the date indicated and their respective maturity dates:

	September 30, 2009
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$43,588	$42,500	$10,000	$100,779	$196,867
Federal Reserve Bank borrowings	20,000	-	-	-	20,000
Repurchase agreements (1)	32,104	-	-	-	32,104
Subordinated debt	-	-	-	29,965	29,965
Operating leases	2,333	4,362	3,312	6,926	16,933
Total contractual obligations	$98,025	$46,862	$13,312	$137,670	$295,869

(1)	All repurchase agreements mature on a daily basis and are secured by obligations of government-sponsored enterprises.

Loan Commitments.  Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.  The following table presents information indicating various loan commitments of the Company as of the date indicated and their respective maturity dates:

	September 30, 2009
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Commitments to grant loans	$63,734	$-	$-	$-	$63,734
Unfunded commitments under lines of credit	309,117	-	-	-	309,117
Unadvanced funds on construction loans	11,463	4,708	810	-	16,981
Commercial and standby letters of credit	5,382	37	39	-	5,458
Total contractual obligations	$389,696	$4,745	$849	$-	$395,290

DANVERS BANCORP, INC.

Regulatory Capital Requirements.  At September 30, 2009, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.  Prompt corrective action provisions are not applicable to bank holding companies.  At September 30, 2009, the Bank’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios were 14.04%, 13.02% and 9.63%, respectively.  At September 30, 2009, the Company’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios were 18.72%, 17.70% and 13.14%, respectively.

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

Initially, Danversbank elected to participate in the Transaction Account Guarantee Program (“TAGP”) which is part of the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”).  Danversbank declined to participate in the Debt Guarantee Program (“DGP”), another facility available under TLGP.  Through the TAGP, the FDIC provides unlimited deposit insurance coverage for all non-interest-bearing transaction accounts through December 31, 2009.  This includes traditional non-interest bearing checking accounts, certain types of attorney trust accounts and NOW accounts as long as the interest rate does not exceed 0.50 percent.  The Company has chosen to opt out of the TAGP beginning January 1, 2010.

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

DANVERS BANCORP, INC.

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

For September 30, 2009, the Company used a simulation model to project changes for three rising rate scenarios.  No simulation was run for the falling rate scenarios given that the Federal Funds rate is currently in a range between 0 and 25 basis points.  This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario.  In each of these instances, the Federal Funds rate is used as the driving rate.

The following table sets forth, as of September 30, 2009, the estimated changes in the Company’s net interest income that would result:

		Net Portfolio Value(2)				Net Interest Income

							Increase (Decrease)
Change in		Estimated				Estimated	in Estimated
Interest Rates		Net Portfolio	Estimated Increase (Decrease)			Net Interest	Net Interest Income
(basis points)(1)		Value	Amount	Percent		Income	Amount	Percent
		(Dollars in thousands)

+300	bp	$166,543	$(70,379)	(29.7%	)	$54,038	$(6,699)	(11.0%	)
+200	bp	193,177	(43,745)	(18.5%	)	57,356	(3,381)	(5.6%	)
+100	bp	223,132	(13,790)	(5.8%	)	60,106	(631)	(1.0%	)
0	bp	236,922	-	0.0%		60,737	-	0.0%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	Net portfolio value is the discounted present value of expected cash flows from interest-earning assets, interest-bearing liabilities and off-balance sheet contracts.

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

DANVERS BANCORP, INC.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased on an instantaneous and sustained basis, by 100, 200 and 300 basis points.  At September 30, 2009, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s President and Chief Executive Officer, Executive Vice President and Chief Operating Officer,  Executive Vice President and Chief Financial Officer and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined under the Securities Exchange Act of 1934 Rules 13a-15(e), as amended, (the “Exchange Act”).  Based upon their evaluation, the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer and the Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that the information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

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

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

DANVERS BANCORP, INC.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company or the Bank is not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Management believes that such proceedings are, in the aggregate, immaterial to our financial condition and results of operations.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Item 1A to Part I of our Form 10-K, filed on March 16, 2009, for the three and nine months ended September 30, 2009, except as noted below and except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Unanticipated costs relating to the merger with Beverly could reduce the Company’s future earnings per share.

The Company believes that it has reasonably estimated the likely costs of integrating the operations of the Company and Beverly, and the incremental costs of operating as a combined company.  However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of the Company.  If unexpected costs are incurred, the merger could have a significant dilutive effect on the Company’s earnings per share.

The Company may be unable to successfully integrate Beverly’s operations and retain Beverly’s key employees.

The merger of Beverly into the Company involves the integration of two companies that previously operated independently.  The difficulties of combining the companies’ operations include:

•	integrating personnel with diverse business backgrounds;

•	integrating departments, systems, operating procedures and information technologies;

•	combining different corporate cultures;

•	retaining existing customers and attracting new customers; and

•	retaining key employees.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the Company’s businesses and the loss of key personnel.  The integration of the two companies will require the experience and expertise of certain of Beverly’s key employees.  We cannot assure you, however, that the Company will be successful in retaining these employees for the time period necessary to successfully integrate Beverly’s operations with those of the Company.  The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have a material adverse effect on the business and results of operations of the Company.

DANVERS BANCORP, INC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)      Unregistered Sales of Equity Securities.  Not applicable.

(b)      Use of Proceeds.  Not applicable.

(c)      Repurchase of Equity Securities.

On May 18, 2009, the Board of Directors adopted a stock repurchase program to purchase up to 5% of the Company’s outstanding common stock.  Repurchases under this program will be made in open market transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”).  This authority may be exercised from time to time and in such amounts as market conditions warrant and subject to regulatory considerations.  The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  Open market purchases will be subject to the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements.  The stock repurchase program may be suspended or terminated at any time without prior notice.

As of September 30, 2009, total repurchases under the Stock Repurchase Plan were 288,900 at an average price of $12.72.  In the third quarter of 2009, the Company purchased 288,900 shares, as follows:

				Total Number of	Maximum Number of
		Total		Shares Purchased	Shares That May
		Number	Average	as Part of Publicly	Yet be Purchased
		of Shares	Price Paid	Announced Plans	Under the Plans
Period		Purchased	per Share	or Programs	or Programs (1)

July 1-31		17,500	$12.95	17,500	856,485

August 1-31		271,400	$12.71	271,400	585,085

September 1-30		-	$-	-	585,085
	Total	288,900	$12.72	288,900

(1) Maximum number of shares based upon the Company's common stock outstanding as of September 30, 2009.

Item 3.  Defaults Upon Senior Securities

Not applicable.

DANVERS BANCORP, INC.

Item 4.                        Submission of Matters to a Vote of Security Holders

At a special meeting on October 9, 2009, the Company’s stockholders voted to approve the Agreement and Plan of Merger by and between the Company and Beverly National Corporation, dated as of June 16, 2009, pursuant to which Beverly would merge with and into the Company, with the Company being the surviving corporation.  The Beverly stockholders approved the transaction at a special meeting on October 8, 2009.  The transaction closed on October 30, 2009.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

13,740,717	180,508	7,049	-

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

Danvers Bancorp, Inc.,

Date:	November 9, 2009	By:	/s/	Kevin T. Bottomley
Kevin T. Bottomley
President and Chief Executive Officer

Date:	November 9, 2009	By:	/s/	James J. McCarthy
James J. McCarthy
Executive Vice President and Chief
Operating Officer

Date:	November 9, 2009	By:	/s/	L. Mark Panella
L. Mark Panella
Executive Vice President and Chief
Financial Officer