Form 10-K
period 2009-12-31
Danvers Bancorp, Inc.
filed 2010-03-16
CIK 1410703

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.
Commission file number: 001-33896

DANVERS BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3445675
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S Employer Identification No.)
One Conant Street, Danvers, Massachusetts	01923
(Address of Principal Executive Officers)	(Zip Code)

(978) 777-2200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 was $206,131,203

         Shares outstanding of the registrant's common stock, $0.01 par value, at February 28, 2010: 21,707,159

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement relating to the Company's 2010 Annual Meeting of Stockholders, to be held on May 21, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

  •
  changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board ("FASB"); and

  •
  changes in our organization, compensation and benefit plans.

        Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We discuss these and other uncertainties in "Risk Factors" beginning on page 40. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.    BUSINESS

Danvers Bancorp, Inc.

        Danvers Bancorp, Inc. (the "Company") is a Delaware-chartered corporation and registered bank holding company under the Bank Holding Company Act of 1956, as amended. Danvers Bancorp, Inc.'s principal activity is the ownership and management of its wholly-owned banking subsidiary, Danversbank, a Massachusetts-chartered stock savings bank. The executive office of Danvers Bancorp, Inc. is located at One Conant Street, Danvers, Massachusetts 01923, and its telephone number is (978) 777-2200.

        On October 30, 2009, the Company completed the acquisition of Beverly National Corporation ("Beverly") for a total purchase price of $62.1 million. Beverly stockholders received 1.66 shares of the Company's common stock in exchange for each common share of Beverly. Beverly, a Massachusetts-chartered corporation, was the holding company of Beverly National Bank, a federally-chartered bank, with one wholly-owned subsidiary, Beverly National Security Corporation. The Company merged Beverly National Bank with and into Danversbank after the close of business on February 12, 2010. The acquisition of Beverly was accounted for as a purchase and the purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. In addition, the Company allocated a portion of the purchase price to a core deposit intangible ("CDI") related to the long-term value of depositor relationships. The CDI is being amortized over a ten year period on an accelerated basis. The excess of the fair value of net assets acquired, including CDI, over the purchase price was allocated to goodwill. The results of Beverly's operations have been included in the consolidated financial statements since October 30, 2009.

Danversbank

        Danversbank and Beverly National Bank (combined "Danversbank") is a Massachusetts-chartered stock savings bank headquartered in Danvers, Massachusetts. Originally founded in 1850 as a Massachusetts-chartered mutual savings bank. Danversbank conducts business from its main office located at One Conant Street, Danvers, Massachusetts, and its 25 branch offices located in Andover, Beverly, Boston, Cambridge, Chelsea, Danvers, Hamilton, Malden, Manchester, Middleton, Peabody, Reading, Revere, Salem, Saugus, Topsfield, Waltham, Wilmington, and Woburn, Massachusetts.

General

        The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is also insured by the Depositors Insurance Fund ("DIF"). The DIF is a private, industry-sponsored insurance company that insures all deposits over the FDIC's per-depositor limits of $250,000 for self-directed retirement accounts and $250,000 for all other deposit accounts in 65 Massachusetts-chartered savings banks. The FDIC deposit insurance temporarily increased from $100,000 to $250,000 per depositor in 2008, and the increased level of insurance coverage will remain in effect through December 31, 2013. Danversbank is a member of the Federal Home Loan Bank of Boston ("FHLBB"), and is regulated by the FDIC and the Massachusetts Division of Banks.

        Danversbank's business consists primarily of making loans to its customers, including commercial and industrial, or C&I loans, commercial real estate loans, owner-occupied residential mortgages and consumer loans, and investing in a variety of investment securities. Danversbank funds these lending and investment activities with deposits from the general public, funds generated from operations and selected borrowings. Danversbank also provides non-deposit investment products and services, cash management, debit and credit card products and online banking services. Danversbank has five subsidiaries: Conant Ventures, Inc., Conant Investment Corporation, Five Conant Street Investment Corporation, One Conant Capital LLC and Beverly National Security Corporation.

Stock Conversion

        The Company completed its mutual-to-stock conversion and related stock offering with the issuance of 17,192,500 shares of common stock, at an offering price of $10 per share, on January 9, 2008. The Company's stock began trading on January 10, 2008, on the NASDAQ Stock Market LLC, under the symbol "DNBK."

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

Market Area and Competition

        As of December 31, 2009, Danversbank was the eleventh largest bank (ninth when combined with Beverly) headquartered in the Commonwealth of Massachusetts and the second largest banking franchise headquartered in Essex County. Our corporate headquarters is in Danvers, Massachusetts, located approximately 20 miles north of Boston. Over the past ten years, Danversbank has expanded its footprint to include locations in Middlesex and Suffolk Counties. In September 2001, we acquired RFS Bancorp, Inc., the parent company of Revere Federal Savings Bank. In February 2007, we merged BankMalden, a Massachusetts co-operative bank, into Danversbank. In October 2009, we acquired Beverly National Corporation, a Massachusetts-chartered corporation, the parent company of Beverly National Bank, and on February 12, 2010, Beverly's subsidiary bank was merged with and into Danversbank. The counties in which Danversbank currently operates include a mixture of rural, suburban and urban markets. The economies of these areas were historically based on manufacturing, but, similar to many areas of the country, the underpinnings of these economies are now more service oriented, with employment spread across many economic sectors including service, finance, health-care, technology, real estate and government.

        While our primary deposit-gathering area is concentrated in Essex and Middlesex Counties in Eastern Massachusetts, our lending area encompasses a somewhat broader market that includes portions of Suffolk County, southern New Hampshire and Rhode Island. We intend to expand geographically into areas contiguous to our existing offices.

        The majority of our loans are made to customers located in our primary deposit-gathering markets. Our large C&I and commercial real estate lending programs comprise a substantial portion of our total loan portfolio and we intend to continue to focus on the growth of these programs going forward. As of December 31, 2009, loans from these loan types totaled $1.2 billion, or 69.6%, of our total loan portfolio. In particular, C&I loans represent more than 41% of the portfolio.

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

 Business Strategy

        Our business objective is to continue franchise growth and improve profitability while remaining a community-oriented financial institution that emphasizes personalized customer service. Over the past 10 years, we have expanded our branch network by establishing a number of de novo branches, acquiring 11 branch banking offices through our acquisition of Revere Federal Savings Bank, BankMalden and Beverly and opening a loan production office in Boston. We have also upgraded 3 branch offices by relocating to full-service facilities in more attractive locations. In addition, our total loan portfolio has grown significantly, both through organic growth and the addition of experienced lending officers. In addition to opening new branches, we intend to continue to selectively pursue acquisitions of non-interest income producing businesses and lending groups that will further expand our loan portfolio or grow our banking franchise.

        Key elements of our business strategy include:

        Continue to Expand Our Branch Network.    We plan to continue to expand our retail banking franchise and generate additional deposits by increasing the number of full service branch offices. We currently maintain a main office and twenty-three other branch locations, which offer extended hours of operation and increased customer convenience. Our branch network is complimented by a combination of 50 in-branch and free-standing ATMs. In 2009, we opened two new full service branch offices in Cambridge and Waltham and plan to expand our branch network over the next three to four years by adding branches, both within our current footprint and into contiguous markets. In February 2010, we consolidated the two branches located in the Cummings Center in Beverly into the existing Beverly Cummings Center branch and removed 4 ATM machines from service.

        Continue to Expand Our C&I and Commercial Real Estate Loan Portfolio.    In recent years, we have substantially increased our originations of C&I loans and, on a selective basis, commercial real estate loans. We have accomplished this, in part, by hiring experienced senior C&I and commercial real estate lenders from other financial institutions operating in our market area in Eastern Massachusetts after their institutions were acquired by larger banks. In some instances, this has involved an individual lender and in other cases we executed lift-outs of commercial lending groups known to us. In September 2007, we broadened our C&I lending group by hiring two senior asset-based lenders. We plan to continue to expand our lending group as opportunities arise.

        Expand Sources of Non-interest Income.    We have increased non-interest income in recent periods by introducing additional fee-generating services, such as sales of non-deposit investment and insurance products. We intend to continue to seek to increase non-interest income through these efforts and through selective acquisitions of businesses that generate non-interest income.

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

        Maintain Asset Quality.    We will continue to focus on maintaining a high level of asset quality, which we believe is a key component of long-term financial success. At December 31, 2009, our ratio of total non-performing assets to total assets was 0.77%. We intend to maintain asset quality primarily through the maintenance of prudent underwriting standards and a centralized credit approval process.

Lending Activities

        General.    Danversbank's gross loan portfolio totaled $1.7 billion at December 31, 2009, representing 66.8% of total assets at that date. In its lending activities, Danversbank originates C&I and asset based loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans secured by owner-occupied one-to-four-family residences, home equity lines-of-credit, fixed rate home equity loans and other personal consumer loans. Total loans originated totaled $513.6 million in 2009 and $462.5 million in 2008.

        Loans originated by Danversbank are subject to federal and state laws and regulations. Interest rates charged by Danversbank on its loans are influenced by the demand for such loans, the amount and cost of funding available for lending purposes, current asset/liability management objectives and the interest rates offered by competitors.

        The following table summarizes the composition of Danversbank's loan portfolio at the dates indicated:

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
Construction	$125,952	7.55%	$122,974	10.98%	$108,638	11.94%	$137,061	15.53%	$117,075	14.18%
Residential	290,894	17.44	189,083	16.88	180,511	19.85	172,052	19.49	169,047	20.48
Commercial	473,075	28.35	247,483	22.09	234,425	25.78	219,589	24.88	226,752	27.47
Home equity	81,291	4.87	41,660	3.72	36,679	4.03	39,464	4.47	46,395	5.62
Other loans:
C&I	687,808	41.22	510,359	45.55	339,669	37.35	304,016	34.44	258,064	31.27
Consumer	9,501	0.57	8,725	0.78	9,564	1.05	10,530	1.19	8,060	0.98

Total loans	1,668,521	100.00%	1,120,284	100.00%	909,486	100.00%	882,712	100.00%	825,393	100.00%

Allowance for loans losses	(14,699)		(12,133)		(9,096)		(10,412)		(10,087)
Deferred loan fees, net	(2,357)		(1,495)		(989)		(1,186)		(1,398)

Loans, net	$1,651,465		$1,106,656		$899,401		$871,114		$813,908

        C&I Loans.    Danversbank originates secured and unsecured C&I loans to business customers in its market area for the purpose of financing equipment purchases, working capital, expansion and other general business purposes. At December 31, 2009, Danversbank had $687.8 million in C&I loans in its total portfolio, representing 41.2% of such portfolio. Danversbank originated $197.6 million and $308.6 million in C&I loans during the years ended December 31, 2009 and 2008, respectively. Danversbank intends to continue to grow this segment of its lending business in the future as market conditions permit.

        Danversbank's C&I loans are generally collateralized by accounts receivable, inventory, equipment and other fixed assets and are usually supported by personal guarantees. Danversbank offers both term and revolving C&I loans. The term loans have either fixed or adjustable rates of interest and generally fully amortize over a term of between three and seven years. Revolving loans are generally written for a one- year term, renewable annually.

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

        Commercial Real Estate Loans.    Danversbank originated $87.5 million and $59.6 million of commercial real estate loans during the years ended December 31, 2009 and 2008, respectively. We had $473.1 million of commercial real estate loans in our portfolio as of December 31, 2009. These loans comprise 28.4% of the total loan portfolio as of December 31, 2009. Danversbank intends to further increase this segment of its loan portfolio. Danversbank generally originates commercial real estate loans for terms of up to 25 years, typically with interest rates that adjust over periods of one to seven years based on various rate indices plus a margin. Commercial real estate loans are generally secured by non-owner-occupied multi-family income properties, office buildings, retail facilities, warehouses and industrial properties. Generally, commercial real estate loans do not exceed 75% of the appraised value of the underlying collateral at the time the loan is originated. Included in commercial real estate loans are loans serviced for others in the amount of $7.7 million at December 31, 2009.

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

        Commercial real estate loans generally have larger balances and involve a greater degree of risk than owner-occupied residential mortgage loans. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral value of the commercial real estate securing the loan. In addition, economic events could have an adverse impact on the cash flows generated by properties securing Danversbank's commercial real estate loans and on the value of such properties.

        Construction Loans.    Danversbank originates construction loans for one to four-family homes, residential condominiums, commercial, multi-family and other nonresidential purposes. Construction loans generally provide for the payment of interest only during the term of the loan, which is usually twelve to twenty-four months. One to four-family residential and residential condominium construction loans are made with a maximum loan-to-value ratio of 75%. Commercial, multi-family and other nonresidential construction loans are made with a maximum loan-to-value ratio of 75% of the upon-completion market value of the real estate and improvements. Danversbank originated $28.2 million and $34.5 million of construction loans during the years ended December 31, 2009 and 2008, respectively. We had $126.0 million of construction loans in our portfolio as of December 31, 2009. The construction loans are usually written with variable interest rates adjusted to each change in the index rate plus a margin. Danversbank began to reduce its exposure to construction lending through limited originations of construction loans starting in mid-2006 in response to a general downturn in the single-family residential and residential condominium markets, which is lengthening the amount of time required to sell the units that are built.

        As with our commercial real estate loan portfolio, we monitor concentrations of construction loans by property type, by location and relative to the amount of construction financing extended to any one borrower. In addition, management monitors the aggregate number of speculative units that Danversbank finances at any one time. There are also limits on the number of speculative units financed for any one borrower or any specific construction project. This limit is generally established at two units per project. However, exceptions to this policy are occasionally granted when the project involves a single building with multiple units. Danversbank's construction lending footprint encompasses an area similar to the franchise branch network, with the highest concentration located in Brookline. Similar to the institution's commercial real estate portfolio, Danversbank has several large construction loan relationships with individual borrowers, but in each instance the relationship encompasses multiple loans, secured by varying types of properties in different locations. The borrowers involved are highly experienced real estate developers that have longstanding relationships with either a senior lending officer or Danversbank. At December 31, 2009, Danversbank's portfolio of construction loans was comprised of 31.5% residential condominiums, 14.5% single-family homes and subdivisions, 30.5% non-residential commercial real estate, 18.8% land loans, 1.8% apartment construction loans and 2.9% owner occupied residential construction loans. Based on our assessment that the inventory of residential condominiums listed for sale is continuing to decrease in our market area, we do not expect that the concentration of residential condominium construction loans will have a material impact on our revenues or net income.

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

        Owner Occupied Residential Real Estate Loans.    Danversbank offers fixed-rate and adjustable-rate residential mortgage loans for owner-occupied residential real estate with maturities of up to 40 years and maximum loan amounts generally of up to $3.0 million. As of December 31, 2009, this portfolio totaled $290.9 million, or 17.4% of the total loan portfolio. Of the residential mortgage loans outstanding on that date, $173.6 million were adjustable-rate loans with an average yield of 5.13%, and $117.3 million were fixed-rate mortgage loans with an average yield of 5.36%. Residential mortgage loan originations totaled $186.0 million and $48.3 million for the years ended December 31, 2009 and 2008, respectively. Danversbank does not originate or purchase any sub-prime or alternative-A residential mortgage loans.

        The decision to originate loans for portfolio or for sale into the secondary market is made by Danversbank's Asset/Liability Management Committee, or ALCO, and is based on the borrower's interest rate risk profile. Residential mortgage loans sold into the secondary market totaled $66.2 million in 2009 and $18.6 million during 2008. Our current practice is to sell substantially all newly originated fixed-rate 20 and 30-year residential mortgage loans. These loans are underwritten in accordance with Freddie Mac and Fannie Mae standards and sold immediately after being originated by Danversbank. Newly originated, fixed-rate 10 and 15-year loans are typically held in portfolio. At December 31, 2009, fixed-rate residential mortgage loans held in the portfolio totaled $117.3 million, or 40.3% of total residential real estate mortgage loans. Danversbank services loans sold to Freddie Mac and Fannie Mae and earns a fee equal to 0.25% of the loan amounts outstanding for providing these services. The total of residential mortgage loans serviced for others as of December 31, 2009 was $112.8 million.

        The adjustable-rate mortgage, or ARM, loans offered by Danversbank make up the largest component of the residential mortgage loans held in portfolio. At December 31, 2009, ARM loans totaled $173.6 million or 59.7% of total residential loans outstanding at that date. ARM's are offered for terms of up to 40 years with initial interest rates that are fixed for 1, 3, 5, 7 or 10 years. After the initial fixed-rate period, the interest rates on the loans are reset based on the relevant U.S. Treasury Constant Maturity Treasury, or CMT, Index plus margins of varying percentages, for one-year periods. Interest rate adjustments on such loans typically range from 2.0% to 3.0% during any adjustment period and 5.0% to 6.0% over the life of the loan. Periodic adjustments in the interest rates charged on ARM Loans help to reduce our exposure to changes in interest rates. However, ARM loans generally possess an element of credit risk not inherent in fixed-rate mortgage loans, in that borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise. The possibility of higher payments is taken into account during our underwriting process and many of our residential mortgage loans are made to existing Danversbank customers.

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

        Home Equity Lines-of-Credit and Term Loans.    Danversbank offers home equity lines-of-credit and home equity term loans. Danversbank originated $11.2 million and $8.6 million of home equity lines-of-credit and term loans during the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, we had $81.3 million of home equity lines-of-credit and loans outstanding. Danversbank does not originate or purchase any sub-prime home equity loans or lines. Home equity lines-of-credit and term loans are secured by first and second mortgages on one-to-four family owner occupied properties, and are made in amounts such that the combined first and second mortgage balances generally do not exceed 75% of the value of the property serving as collateral at time of origination. The lines-of-credit are available to be drawn upon for 10 years, at the end of which time they become term loans amortized over 10 years. Interest rates on home equity lines normally adjust based on the prime rate of interest as published by The Wall Street Journal. The undrawn portion of home equity lines-of-credit totaled $68.0 million at December 31, 2009.

        Consumer and Other Loans.    Danversbank offers a variety of consumer and other loans, including unsecured personal loans, automobile loans, loans secured by passbook savings or term certificate accounts, overdraft lines of credit, boat and recreational vehicle loans and loans to help finance the cost of education, including primary, secondary and graduate school. Danversbank originated $3.1 million and $2.9 million of consumer and other loans during the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, we had $9.5 million of consumer and other loans outstanding.

        Loan Origination and Underwriting.    The primary source of originations is our loan personnel, and to a lesser extent, local mortgage brokers, advertising and referrals from customers. In a few instances, Danversbank has purchased participation interests in commercial real estate loans from banks located outside of Essex County. Danversbank underwrites such purchased loans using its own underwriting criteria. Danversbank issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2009, Danversbank had loan commitments and unadvanced loans and lines-of-credit totaling $411.5 million. For information about loan commitments outstanding as of December 31, 2009, see "Quantitative and Qualitative Disclosures About Market Risk—Loan Commitments" on page 70. Danversbank charges origination fees, or points, and collects fees to cover the costs of appraisals and credit reports on most residential mortgage loans originated. Danversbank also collects late charges on real estate loans, and origination fees and prepayment penalties on commercial mortgage loans and some types of C&I loans. For information regarding Danversbank's recognition of loan fees and costs, please refer to Note 2—To the Consolidated Financial Statements beginning on page F-9.

        The following table sets forth certain information concerning Danversbank's portfolio loan activity.

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Loan originations and purchases:
Loan originations:
Real estate mortgages:
Construction	$28,240	$34,476	$25,187
Residential	185,970	48,328	29,353
Commercial	87,525	59,609	48,480
Home equity	11,169	8,592	11,014

Total real estate mortgages	312,904	151,005	114,034

C&I	197,552	308,606	102,078
Consumer	3,097	2,925	2,777

Total loan originations	513,553	462,536	218,889

Total loan purchases	—	—	—

Transfer to other real estate owned	(1,906)	(1,776)	(2,577)

Loans acquired through Beverly acquisition, at fair value	319,994	—	—

Loan principal repayments	(283,404)	(249,962)	(189,538)

Net increase in loan portfolio	$548,237	$210,798	$26,774

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

        Commercial real estate and C&I loans are underwritten by commercial credit analysts. For commercial real estate loans, loan officers may approve loans up to their individual lending limits, which range from $100,000 to $500,000, while loans up to $1.5 million may be approved by the Senior Lending Officer and Danversbank's Chief Executive Officer. Danversbank's Senior Lending Officer may approve secured C&I loans of up to $1.5 million, while its Loan Committee may approve loans of up to $2.0 million. Loans over these limits require the approval of the Board of Investment of the Board of Directors of Danversbank.

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

        Pursuant to its loan policy, Danversbank generally will not make loans aggregating more than $25 million as of December 31, 2009, to one borrower or related entity. Danversbank's internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank's capital stock, retained earnings and undivided profits, or $36.0 million for Danversbank as of December 31, 2009.

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

        Loan Maturity.    The following table summarizes the scheduled repayments based on the contractual maturity of Danversbank's loan portfolio at December 31, 2009. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in one year or less.

	At December 31, 2009
	Real Estate Mortgages
					Other
				Home Equity
	Construction	Residential	Commercial		C&I	Consumer	Total
	(In thousands)
Amounts Due:
One year or less	$69,879	$4,821	$31,763	$383	$209,016	$3,398	$319,260

After one year:
One to three years	36,829	80	50,472	824	143,069	808	232,082
Three to five years	14,150	2,925	67,752	4,231	63,127	892	153,077
Five to ten years	5,046	10,606	81,785	12,105	67,234	1,598	178,374
Ten to twenty years	48	34,208	166,842	58,608	106,348	2,292	368,346
Over twenty years	—	238,254	74,461	5,140	99,014	513	417,382

Total due after one year	56,073	286,073	441,312	80,908	478,792	6,103	1,349,261

Total loans	$125,952	$290,894	$473,075	$81,291	$687,808	$9,501	1,668,521

Allowance for loans losses							(14,699)
Deferred loan fees, net							(2,357)

Net loans							$1,651,465

        The following table sets forth the dollar amount of total loans, net of unadvanced funds on loans, contractually due after December 31, 2009 and whether such loans have fixed interest rates or adjustable interest rates.

	Fixed	Adjustable	Total
	(In thousands)
Real estate mortgages:
Construction	$6,471	$49,602	$56,073
Residential	115,124	170,949	286,073
Commercial	83,144	358,168	441,312
Home equity	7,633	73,275	80,908
C&I	79,919	398,873	478,792
Consumer	5,249	854	6,103

Total loans	$297,540	$1,051,721	$1,349,261

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

        Delinquent Loans.    Management performs a monthly review of all delinquent loans. The actions taken with respect to delinquencies vary depending upon the nature of the delinquent loans and the period of delinquency. Generally, Danversbank's policy is to mail a delinquency notice no later than the 11th or 16th day, depending on loan type, after the payment due date. A late charge is normally assessed on loans where the scheduled payment remains unpaid after a ten to fifteen day grace period, once again dependent on the loan type. After mailing delinquency notices, Danversbank's loan collection personnel call the borrower to ascertain the reasons for delinquency and the prospects for repayment. On loans secured by one to four-family owner-occupied property, Danversbank initially attempts to work out a payment schedule with the borrower in order to avoid foreclosure. Any such loan restructurings must be approved by the level of officer authority required for a new loan of that amount. If these actions do not result in a satisfactory resolution, Danversbank refers the loan to legal counsel and counsel initiates foreclosure proceedings. For commercial real estate, construction and C&I loans, collection procedures may vary somewhat depending on the circumstances and size of the relationship.

        The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2009:
Real estate mortgages:
Construction	1	$169	3	$935	4	$1,104
Residential	22	4,220	8	2,384	30	6,604
Commercial	4	409	8	783	12	1,192
Home equity	8	617	2	533	10	1,150

Total real estate mortgages	35	5,415	21	4,635	56	10,050
C&I	6	850	8	2,492	14	3,342
Consumer	9	41	2	7	11	48

Total	50	$6,306	31	$7,134	81	$13,440

At December 31, 2008:
Real estate mortgages:
Construction	—	$—	3	$1,925	3	$1,925
Residential	13	1,931	5	1,118	18	3,049
Commercial	1	600	—	—	1	600
Home equity	3	145	1	178	4	323

Total real estate mortgages	17	2,676	9	3,221	26	5,897
C&I	3	200	6	419	9	619
Consumer	15	40	4	33	19	73

Total	35	$2,916	19	$3,673	54	$6,589

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

        At December 31, 2009, Danversbank had $1.4 million in property classified as OREO. The components of the Company's OREO properties consisted of two buildable residential lots valued at $200,000, one residential condominium valued at $250,000, one single-family home valued at $224,000, one substantially completed commercial condominium valued at $121,000 and one parcel of fully permitted commercial real estate valued at $632,000. The commercial condominium sold at a modest loss and the two buildable lots sold at a modest gain during the first quarter of 2010. Management does not anticipate any material losses on any of the remaining properties at this time.

        Classification of Assets and Loan Review.    Danversbank uses a ten-point internal rating system to monitor and evaluate the credit risk inherent in its loan portfolio. At the time a loan is approved, all commercial real estate, construction and C&I loans are assigned a risk rating based on all of the factors considered in originating the loan. The initial risk rating is recommended by the credit analyst charged with underwriting the loan, and subsequently approved by the relevant loan approval authority. Current financial information is required for all commercial real estate, construction and C&I borrowing relationships, and is evaluated on at least an annual basis to determine whether the risk rating classification is appropriate.

        In Danversbank's loan rating system, there are four classified asset categories: special mention, substandard, doubtful and loss. An asset is classified special mention if it is currently protected but potentially weak. Potential concerns are that the borrower is exposed to unfavorable economic conditions, adverse operating trends or an unbalanced financial statement condition that could jeopardize the repayment of the loan. Other areas of exposure include an improperly supervised loan due to lack of officer expertise, an inadequate loan agreement, concerns over the condition or control of the collateral, lack of proper documentation or there is some other deviation from prudent lending practices that warrants such a classification. An asset is classified substandard if it is inadequately protected by the current net worth and paying capacity of the borrower and/or the collateral pledged, if any. Substandard assets are characterized by the distinct possibility that Danversbank will sustain some loss if the deficiencies are not corrected. Assets classified doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, on the basis of currently existing facts, and there is a high probability of loss. If an asset or portion thereof is classified as loss, it is charged off in the quarter in which it is so classified. Assets classified as a loss are considered uncollectible and of such little value that to maintain it as an asset of Danversbank is not warranted. Assets that possess some weaknesses, but that do not expose Danversbank to risk sufficient to warrant classification as substandard, doubtful or loss, are designated as special mention. For assets designated as special mention, or classified substandard or doubtful, Danversbank establishes reserves in amounts management deems appropriate based on the risk of potential loss. This determination as to the classification of assets and the amount of the loss allowances are subject to review by regulatory agencies, which can order the establishment of additional loss allowances. See "Business—Asset Quality—Allowance for Loan Losses" on page 16 and "Management's Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies—Allowance for Loan Losses" on page 57.

        Danversbank currently engages an independent third party to conduct a review of its commercial real estate and C&I loan portfolios three times per year. These loan reviews provide a credit evaluation of individual loans to determine whether the risk ratings assigned are appropriate. Independent loan review findings are presented directly to the Audit Committee of the Board of Directors.

        At December 31, 2009, loans classified as special mention totaled $64.0 million, or 3.8%, of the loan portfolio compared to $19.0 million, or 1.7%, at December 31, 2008. Special mention loans consisted of $34.4 million in C&I loans, $24.5 million in commercial real estate construction, $3.0 million in commercial real estate loans, $2.1 million in SBA loans and at December 31, 2009 compared to $11.5 million in C&I loans, $500,000 in commercial real estate construction, $4.3 million in commercial real estate loans, $2.7 million in SBA loans and at December 31, 2008.

        Loans classified as substandard, including all impaired loans, totaled $40.7 million, or 2.4% of the loan portfolio, at December 31, 2009 compared to $8.4 million, or 0.75% of the loan portfolio, at December 31, 2008. Loans classified as substandard consisted of $20.2 million in C&I loans, $16.1 million in commercial real estate loans, $4.3 million in commercial real estate construction and $153,000 in SBA loans and at December 31, 2009. Loans classified as substandard consisted of $6.2 million in C&I loans, $50,000 in commercial real estate loans and $2.2 million in commercial real estate construction at December 31, 2008. There were no loans classified as doubtful or loss at December 31, 2009 and 2008.

        Non-Performing Assets.    The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accrual loans:
Real estate mortgages:
Construction	$935	$1,925	$2,618	$3,618	$231
Residential	3,332	2,184	1,225	791	649
Commercial	926	263	—	—	—
Home equity	1,139	227	64	61	329

Total real estate mortgages	6,332	4,599	3,907	4,470	1,209
C&I	2,286	1,295	451	1,265	1,340
Consumer	6	38	29	17	27

Total non-accrual loans(1)	$8,624	$5,932	$4,387	$5,752	$2,576

Non-performing accrual loans(2)	$1,495	$—	$—	$—	$—

Restructured loans(3)	$7,700	$—	$—	$—	$—

Total non-performing loans	$17,819	$5,932	$4,387	$5,752	$2,576
Other real estate owned	1,427	1,158	3,513	—	—

Total non-performing assets	$19,246	$7,090	$7,900	$5,752	$2,576

Total non-performing loans to total loans	1.01%	0.53%	0.48%	0.65%	0.31%

Total non-performing loans to total assets	0.71%	0.34%	0.30%	0.46%	0.22%

Total non-performing assets to total assets	0.77%	0.41%	0.55%	0.46%	0.22%

(1)
All loans on non-accrual status are considered non-performing.
(2)
Non-performing accrual loans consists of six loans adequately secured and in the process of collection.
(3)
Restructured loans that have been performing in accordance with their modified terms for a period of less than 12 months are considered non-performing.

        If the non-accrual loans presented in the table above had been current, the gross interest income that would have been recorded for the year ended December 31, 2009 was $342,000. Interest income of $249,000 and $175,000 from these loans was recognized on a cash basis and recorded in the net income for the years ended December 31, 2009 and 2008, respectively.

        Loans are placed on non-accrual status when the loan is delinquent in excess of 90 days (based on contractual terms), unless the timing of collections are reasonably estimable and collection is probable. Restructured loans represent performing loans for which concessions were granted due to a borrower's financial condition and are included in impaired loans. Such concessions may include reductions of interest rates to below-market terms and/or extension of repayment terms. There were no restructured loans at December 31, 2008.

        The OREO balance consists of five properties with no particular business segment or industry concentration.

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

        The allowance for loan losses is evaluated on a regular basis by management and the Board of Directors and is based upon management's periodic review of the collectability of the loans in light of historical loss experience, portfolio volume and mix, geographic and large borrower concentrations, estimated credit losses based on internal and external portfolio reviews, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as circumstances change or as more information becomes available.

        The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of the loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio. See "Business—Asset Quality—Delinquent Loans" page 13 and "Business—Asset Quality—Other Real Estate Owned" on page 14.

        A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. Generally, troubled debt restructures ("TDR's") are measured using the discounted cash flow method except in instances where foreclosure is probable in which case the fair value of the collateral is used. All other impaired loans are collateral dependent and are measured through the collateral method. All loans on non-accrual status and TDR's are considered to be impaired. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the valuation allowance. All loans are individually evaluated for impairment according to the Bank's normal loan review process, including overall credit evaluation and rating, nonaccrual status and payment experience. At December 31, 2009, impaired loans totaled $16.3 million and had an aggregate valuation allowance of $720,000.

        While management is of the opinion that it has established adequate allocations and general allowances for losses on loans, adjustments to the allowance for loan losses may be necessary if future conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their respective audit and examination processes, Danversbank's external auditors and regulators periodically review the allowance for loan losses. They may require management to recognize adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their review, and the adjustments could negatively impact the Company's financial condition and earnings.

        The following table sets forth activity in Danversbank's allowance for loan losses for the periods indicated:

	At or For the Years Ended December 31,
	2009		2008	2007	2006	2005
	(Dollars in thousands)
Allowance balance at beginning of year	$12,133		$9,096	$10,412	$10,087	$9,089

Provision for loan losses	5,110		4,225	800	1,000	1,250

Charge-offs:
Real estate mortgages:
Construction	585		175	1,400	21	—
Residential	298		216	29	—	—
Commercial	—		210	—	—	—
Home equity	207		14	1	3	—

Total real estate mortgages	1,090		615	1,430	24	—
C&I	1,411		537	715	605	331
Consumer	106		138	73	92	80

Total charge-offs	2,607		1,290	2,218	721	411

Recoveries:
Real estate mortgages:
Construction	6		—	—	—	5
Residential	—		9	—	—	—
Commercial	—		—	—	—	2
Home equity	—		—	1	—	—

Total real estate mortgages	6		9	1	—	7
C&I	26		80	52	20	118
Consumer	31		13	49	26	34

Total recoveries	63		102	102	46	159

Net charge-offs	2,544		1,188	2,116	675	252

Allowance balance at end of year	$14,699		$12,133	$9,096	$10,412	$10,087

Total loans outstanding	$1,668,521		$1,120,284	$909,486	$882,712	$825,393
Average loans outstanding	$1,252,625		$1,011,304	$870,569	$873,150	$778,443
Allowance for loan losses as a percent of total loans outstanding	0.88	%(1)	1.08%	1.00%	1.18%	1.22%
Net loans charged off as a percent of average loans outstanding	0.20%		0.12%	0.24%	0.08%	0.03%
Allowance for loan losses to non-performing loans	82.49%		204.53%	207.34%	181.02%	391.58%

(1)
The acquisition of Beverly into the Company and the attendant "acquisition accounting" considerations are the reasons that the reserve represents a lower percentage of gross loans.

        The following table sets forth Danversbank's percent of allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
Construction	$2,451	7.55%	$1,728	10.97%	$1,607	11.94%	$1,567	15.53%	$1,535	14.18%
Residential	549	17.44	481	16.89	458	19.85	506	19.49	492	20.48
Commercial	3,346	28.35	2,615	22.09	2,353	25.78	2,042	24.88	2,107	27.47
Home equity	257	4.87	207	3.72	187	4.03	187	4.47	223	5.62
C&I	7,839	41.22	6,843	45.55	3,854	37.35	3,696	34.44	3,221	31.27
Consumer	43	0.57	82	0.78	76	1.05	69	1.19	41	0.98
Unallocated	214	—	177	—	561	—	2,345	—	2,468	—

Total allowances	$14,699	100.00%	$12,133	100.00%	$9,096	100.00%	$10,412	100.00%	$10,087	100.00%

        Prior to 2008, management has maintained an unallocated reserve to account for a concentration in our commercial real estate portfolio, and more specifically in our construction loan portfolio, that relates to a segment of our originations made prior to 2002 that possessed underwriting characteristics and terms that are not consistent with the underwriting guidelines and credit administration processes that have been in effect since that time. The majority of these projects are now either complete or have refinanced elsewhere and the unallocated portion of the reserve has been reduced accordingly.

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

        Pursuant to FASB guidance on investments in debt and equity securities, our securities are classified as available for sale, held to maturity, or trading, depending on our intent with regard to the investment at the time of acquisition. At December 31, 2009, $481.1 million or 81.3% of the portfolio was classified as available for sale and $110.9 million or 18.7% of the portfolio was classified as held to maturity. At December 31, 2009, the net unrealized gain on securities classified as available for sale was $6.5 million, before tax effect. We do not currently maintain a trading portfolio of securities. At December 31, 2009, we did not hold securities of any issuers, as defined in Section 2(a)(4) of the Securities Act, excluding those securities issued by U.S. Government or government-sponsored enterprises, in which the aggregate book value of such securities exceeded 10% of our equity.

        U.S. Government and Government-Sponsored Enterprises.    The largest segment of our investment portfolio is comprised of debt securities issued by the U.S. Government and government-sponsored enterprises. While these debt securities provide somewhat lower yields compared to other investments in our portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and other public funds. At December 31, 2009, our U.S. Government and government-sponsored enterprise securities portfolio had an average maturity of 6.75 years and totaled $247.1 million, or 41.7% of Danversbank's total investment portfolio.

        Municipal Obligations.    In recent periods, Danversbank has increased the amount of its investment in municipal bonds due to the tax advantages they provide. At December 31, 2009, our portfolio of municipal obligations totaled $24.4 million, or 4.1% of the portfolio at that date. Our policy requires that purchases of municipal obligations be restricted to those obligations that are rated "B" or better by a nationally recognized rating agency, are bank qualified and mature in thirty years or less. At December 31, 2009, all investments in municipal obligations met these criteria and all of our holdings were privately insured.

        Mortgage-Backed Securities.    At December 31, 2009, our portfolio of mortgage-backed securities totaled $309.5 million, or 52.3% of the investment portfolio on that date, and consisted exclusively of pass-through securities that are directly insured or guaranteed by the Federal National Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association. Danversbank uses mortgage-backed securities as a source of liquidity and to supplement its lending activities. These securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. These securities are frequently referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages and the prepayment risk are passed on to the certificate holder. The life of the pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and the fact that the underlying borrowers have the right to prepay their mortgage with or without penalty at any time. In our purchase of mortgage-backed obligations, we have targeted instruments with five to twelve year weighted average lives, with expected average life extensions up to a maximum of fifteen years in a rising rate environment. The objective of this strategy has been to limit the potential interest rate risk due to extension of this portfolio in a rising rate environment. None of our mortgage-backed securities have sub-prime residential mortgage or home equity loans as part of their underlying loan pools.

        Federal Home Loan Bank Stock.    As a member of the FHLBB, the Bank is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. In December 2008, as part of a capital restoration initiative, the FHLBB established a moratorium on the repurchase of excess stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis on the FHLB stock. As of December 31, 2009 and 2008, no impairment has been recognized. At its discretion, the FHLB may declare dividends on the stock. On February 26, 2009, the FHLBB suspended dividends starting the first quarter of 2009. As of December 31, 2009, the dividend has not been reinstated.

        The following table sets forth certain information regarding the amortized cost and market values of securities at the dates indicated:

	December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for sale
Debt securities:
U.S. Government	$15,488	$15,480	$2,007	$2,018	$2,000	$2,021
Federal Home Loan Mortgage Corporation	6,038	6,012	1,147	1,148	5,000	5,056
Other government-sponsored enterprises	172,706	172,121	216,369	220,623	212,929	215,774
Mortgage-backed	254,644	261,577	245,089	247,990	164,062	165,091
Municipal bonds	24,125	24,364	19,179	18,816	18,569	18,442
Other bonds	250	250	250	250	328	331

Total debt securities	473,251	479,804	484,041	490,845	402,888	406,715
Marketable equity securities:
Warrants	779	692	—	—	—	—
Mutual funds	602	599	—	—	—	—
Other equities	5	5	—	—	—	—

Total securities available for sale	$474,637	$481,100	$484,041	$490,845	$402,888	$406,715

Held to maturity
Debt securities:
Federal Home Loan Mortgage Corporation	$1,698	$1,687	$—	$—	$—	$—
Other government-sponsored enterprises	51,815	50,950	—	—	—	—
Mortgage-backed	47,968	47,360	—	—	—	—
Subordinated note	9,251	8,500	—	—	—	—
Other bonds	200	200	—	—	—	—

Total debt securities	$110,932	$108,697	$—	$—	$—	$—

        The tables below set forth certain information regarding the amortized cost, weighted average yields and contractual maturities of our available for sale and held to maturity debt securities portfolio at December 31, 2009. In the case of mortgage-backed securities, the tables show the securities by their contractual maturities, however there are scheduled principal payments for these securities and there will also be unscheduled prepayments prior to their contractual maturity. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
Debt Securities Available for Sale
U.S. Government	$15,488	0.16%	$—	—%	$—	—%	$—	—%	$15,488	$15,480	0.16%
Federal Home Loan
Mortgage Corporation	2,026	2.88	3,512	1.64	500	4.05	—	—	6,038	6,012	2.25
Other government-sponsored
enterprises	16,390	3.63	59,244	3.33	54,658	4.51	42,414	5.22	172,706	172,121	4.19
Mortgage-backed	2,391	4.21	8,514	4.20	2,733	5.07	241,006	4.68	254,644	261,577	4.51
Municipal bonds	—	—	—	—	3,018	4.23	21,107	4.26	24,125	24,364	4.26
Other bonds	125	3.45	125	3.51	—	—	—	—	250	250	3.48

Total Debt Securities Available for Sale	$36,420	2.14%	$71,395	3.35%	$60,909	4.52%	$304,527	4.73%	$473,251	$479,804	4.21%

(1)
Weighted average yield is based on par and does not account for amortization and accretion.

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
Debt Securities Held to Maturity
Federal Home Loan
Mortgage Corporation	$—	—%	$—	—%	$—	—%	$1,698	5.50%	$1,698	$1,687	0.16%
Other government-sponsored
enterprises	—	—	19,200	2.07	30,541	3.86	2,074	4.71	51,815	50,950	2.25
Mortgage-backed	—	—	—	—	—	—	47,968	4.52	47,968	47,360	4.51
Subordinated note	—	—	—	—	9,251	11.00	—	—	9,251	8,500	4.26
Other bonds	—	—	200	2.67	—	—	—	—	200	200	3.48

Total Debt Securities Held to Maturity	$—	—%	$19,400	2.08%	$39,792	5.62%	$51,740	4.56%	$110,932	$108,697	4.21%

(1)
Weighted average yield is based on par and does not account for amortization and accretion.

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

        The maturities of term certificates range from one month to five years. In order to attract deposit and loan business, we offer a variety of commercial business products to small businesses operating within our primary market area. Among local community banks, we are one of the early adopters of a remote deposit capture product, SnapdepositSM, which enables our business customers to process deposits and checks electronically from their locations. We accept deposits from customers within our market area based primarily on posted rates but from time to time negotiate the rate on these instruments commensurate with the size of the deposit. We also generate term certificates through the use of brokers and internet-based network deposits. There were no brokered and network deposits at December 31, 2009 and 2008.

        We rely primarily on competitive pricing of our deposit products, customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates, rates offered by financial service competitors, the availability of other investment alternatives, and general economic conditions significantly affect our ability to attract and retain deposit balances.

        The Company does have one significant deposit customer with primarily transaction accounts. At December 31, 2009 and 2008, these transaction account balances in aggregate amounted to $133.3 million and $136.8 million, respectively, and are included in deposits.

        The following table sets forth certain information relative to the composition of our deposit accounts and the weighted average interest rate on each category of deposits at the dates indicated:

	December 31,
	2009			2008			2007
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$224,776	12.73%	—%	$123,414	11.04%	—%	$124,040	12.43%	—%
Interest-bearing transaction accounts:
Savings and NOW accounts	376,975	21.35	1.39	176,365	15.77	1.31	171,353	17.17	1.43
Money market accounts	621,683	35.21	1.42	440,931	39.43	2.69	337,847	33.84	3.84

Total transaction accounts	998,658	56.56	1.41	617,296	55.20	2.30	509,200	51.01	3.03
Term certificates	542,369	30.71	2.18	377,573	33.76	3.37	364,908	36.56	4.77

Total deposits	$1,765,803	100.00%	1.47%	$1,118,283	100.00%	2.41%	$998,148	100.00%	3.29%

        The following table sets forth our term certificates classified by interest rate as of the dates indicated:

	December 31,
	2009	2008	2007
	(In thousands)
Certificates of Deposit by Interest Rate:
Less than 2.01%	$270,984	$14,415	$1,330
2.01% through 3.00%	208,251	111,058	7,891
3.01% through 4.00%	57,769	223,756	34,701
4.01% through 5.00%	3,889	25,620	176,245
5.01% through 6.00%	1,476	2,706	144,277
Over 6.00%	—	18	464

Total	$542,369	$377,573	$364,908

        The following table sets forth the amount by rate and maturities of term certificates at December 31, 2009:

	Maturing During the Years Ending December 31,
Interest Rate	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Less than 2.01%	$250,784	$19,749	$451	$—	$—	$270,984
2.01% through 3.00%	161,671	31,045	13,433	1,281	821	208,251
3.01% through 4.00%	45,279	4,871	3,276	3,250	1,093	57,769
4.01% through 5.00%	1,877	610	1,037	365	—	3,889
5.01% through 6.00%	716	640	120	—	—	1,476
Over 6.00%	—	—	—	—	—	—

Total	$460,327	$56,915	$18,317	$4,896	$1,914	$542,369

        As of December 31, 2009, the aggregate amount of outstanding term certificates in amounts greater than or equal to $100,000 was $314.1 million and the following table sets forth the maturity of those certificates:

Amount
(In thousands)
Three months or less	$91,815
Over three months through six months	90,695
Over six months through one year	73,207
Over one year	58,380

$314,097

        Borrowings.    Danversbank utilizes short-term and long-term advances from the FHLBB as an alternative to retail deposits to fund its operations as part of its operating strategy. FHLBB advances are secured primarily by certain residential mortgage loans and investment securities and secondarily by our investment in capital stock of the Federal Home Loan Bank. Advances are made pursuant to several FHLBB credit programs, each of which has its own terms, interest rates and range of maturities. The maximum amount that the FHLBB will advance to member institutions fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank. At December 31, 2009, we had outstanding $338.5 million in FHLBB advances and had the ability to borrow up to a total of $546.9 million based on available and pledged collateral.

        Of the $338.5 million in advances outstanding at December 31, 2009, $189.5 million, bearing a weighted average interest rate of 4.24%, are callable by the FHLBB at various intervals in their respective contracts. In the event that the FHLBB calls some of these advances, we will evaluate our liquidity and interest rate sensitivity position at that time and determine whether to replace the called advances with new borrowings.

        In addition to FHLBB advances, Danversbank's borrowings include securities sold under agreements to repurchase, or repurchase agreements. Repurchase agreements are contracts for the sale of securities owned by Danversbank, in this case to large commercial deposit customers, with an agreement to repurchase those securities at an agreed upon price and date. Danversbank uses repurchase agreements as a means of offering some of its commercial deposit customers a commercial sweep checking product. The collateral for these repurchase agreements comes from Danversbank's portfolio of government-sponsored enterprises obligations and all of the contracts and related borrowings are overnight. At December 31, 2009, we had outstanding $52.8 million in overnight repurchase agreements with certain commercial deposit customers.

        The following table sets forth certain information concerning balances and interest rates on our borrowing at the dates and for the periods indicated:

	At or For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Short-term borrowings:
Balance at end of period:
Federal Home Loan Bank advances	$120,000	$139,000	$—
Repurchase agreements	52,829	29,276	23,800

Total short-term borrowings	$172,829	$168,276	$23,800

Average balance during the period:
Federal Home Loan Bank advances	$47,670	$15,503	$9,798
Federal Reserve—TAF	15,014	—	—
Repurchase agreements	35,468	30,906	33,857

Total short-term borrowings	$98,152	$46,409	$43,655

Maximum outstanding at any month period:
Federal Home Loan Bank advances	$120,000	$139,000	$42,000
Federal Reserve—TAF	65,000	—	—
Repurchase agreements	52,829	47,419	50,308
Weighted average interest rate at end of period:
Federal Home Loan Bank advances	0.20%	0.07%	0.00%
Repurchase agreements	0.45%	1.07%	2.04%
Total short-term borrowings	0.28%	0.27%	2.04%
Average interest rate during period:
Federal Home Loan Bank advances	0.33%	1.17%	5.34%
Federal Reserve—TAF	0.25%	0.00%	0.00%
Repurchase agreements	0.50%	1.27%	1.83%
Total short-term borrowings	0.38%	1.23%	2.61%
Long-term debt:
Balance at end of period	$218,475	$163,022	$145,042
Average balance during the period	171,401	158,102	148,265
Maximum outstanding at any month period	219,857	164,505	150,494
Weighted average interest rate at end of period	4.13%	4.39%	4.59%
Average interest rate during period	4.27%	4.51%	4.66%
Subordinated debt:
Balance at end of period	$29,965	$29,965	$29,965
Average balance during the period	29,965	29,965	29,965
Maximum outstanding at any month period	29,965	29,965	29,965
Weighted average interest rate at end of period	6.36%	7.17%	8.78%
Average interest rate during period	6.56%	7.68%	8.65%

Employees

        As of December 31, 2009, the Company has 336 full time and 66 part-time employees. Employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

 Subsidiary Activities

        Conant Investment Corporation.    Conant Investment Corporation, is a wholly-owned subsidiary of Danversbank that qualifies as a Massachusetts securities corporation through which Danversbank buys, sells and holds securities on Danversbank's and behalf. The subsidiary maintains an account at Danversbank, on terms and conditions generally available to regular customers, for the primary purpose of accumulating current earnings, payments and/or maturities from their securities until a level is reached that would allow the acquisition of additional securities at the normal level purchased by the corporation. The account is limited in amount and time so as to reasonably reflect the need for holding cash in an interest-bearing account on a short-term, temporary basis pending reinvestment. On a quarterly basis the activity of the subsidiary is reviewed to determine if a dividend is required to be declared and paid to Danversbank in order to be in compliance with Massachusetts Department of Revenue ("DOR") Regulations promulgated July 14, 2007.

        Beverly National Security Corporation.    Beverly National Security Corporation is a wholly-owned subsidiary of Danversbank that qualifies as a Massachusetts securities corporation through which Danversbank buys, sells and holds securities on Danversbank's behalf. This subsidiary maintains an account at Danversbank, on terms and conditions generally available to regular customers, for the primary purpose of accumulating current earnings, payments and/or maturities from its securities until a level is reached that would allow the acquisition of additional securities at the normal level purchased by the corporation. The accounts are limited in amount and time so as to reasonably reflect the need for holding cash in an interest-bearing account on a short-term, temporary basis pending reinvestment. On a quarterly basis the activity of this subsidiary is reviewed to determine if a dividend is required to be declared and paid to Danversbank in order to be in compliance with DOR Regulations promulgated July 14, 2007.

        One Conant Capital LLC.    One Conant Capital LLC is a limited liability company formed in 2006 under the Massachusetts Limited Liability Company Act, as amended. The establishment and purpose of the LLC as an operating subsidiary of Danversbank, pursuant to Massachusetts law, is to originate and hold loans secured by real estate, to originate and hold commercial and industrial loans, and to engage in any other activity in which Danversbank itself may engage. One Conant Capital LLC had aggregate loan balances of $36.1 million at December 31, 2009.

        Conant Ventures, Inc.    Conant Ventures, Inc. is a wholly-owned subsidiary of Danversbank that is allowed to engage in real estate investment activities permissible for a Massachusetts bank as defined in section 362 of the FDIC's Rules and Regulations. The subsidiary is effectively inactive but is utilized from time to time to hold deeds of properties that Danversbank takes into OREO. Conant Ventures, Inc. has not engaged in any real estate investment activities since 2000.

        Five Conant Street Investment Corporation.    Five Conant Street Investment Corporation, a wholly-owned subsidiary of Danversbank, was formed in April 2008. This corporation qualifies as a Massachusetts securities corporation through which Danversbank buys, sells and holds securities on Danversbank's behalf. This subsidiary maintains accounts at Danversbank, on terms and conditions generally available to regular customers, for the primary purpose of accumulating current earnings, payments and/or maturities from their securities until a level is reached that would allow the acquisition of additional securities at the normal level purchased by the corporation. The accounts are limited in amount and time so as to reasonably reflect the need for holding cash in an interest-bearing account on a short-term, temporary basis pending reinvestment. On a quarterly basis the activity of this subsidiary is reviewed to determine if a dividend is required to be declared and paid to Danversbank in order to be in compliance with Massachusetts DOR Regulations promulgated July 14, 2007.

 Regulation and Supervision

        General.    The Company is a Delaware corporation and a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company has one bank subsidiary, Danversbank, that is a Massachusetts-chartered stock savings bank. The Company has not elected financial holding company status under the BHCA and, accordingly, may not engage in certain financial activities, such as merchant banking, that are only authorized under the BHCA for bank holding companies that have elected financial holding company status. Danversbank's deposits are insured up to applicable limits by the FDIC and by the Depositors Insurance Fund for amounts in excess of the FDIC insurance limits. Danversbank is subject to regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, as its deposit insurer. Danversbank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and borrowers and, for purposes of the FDIC, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in these statutory or regulatory requirements and policies, whether by the Massachusetts Commissioner of Banks, the Massachusetts legislature, the FDIC or Congress, could have a material adverse impact on the Company, Danversbank and their operations. Danversbank is a member of the FHLBB.

        Certain regulatory requirements applicable to Danversbank and to the Company are referred to below or elsewhere herein. Because of the deterioration of the financial markets in 2008, comprehensive financial regulatory reform proposals are pending in both the U.S. House of Representatives and the U.S. Senate that, if enacted, would restructure the regulatory regime for financial institutions and would impose additional requirements and restrictions on banks and bank holding companies. The foregoing proposals may be enacted in whole or in part in 2010. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on Danversbank and the Company and is qualified in its entirety by reference to the actual laws and regulations.

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

        Investment Activities.    In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank's deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in equity securities of Massachusetts corporations or companies with substantial employment in Massachusetts, which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth. However, these powers are constrained by federal law. See "Business—Regulation and Supervision—Federal Bank Regulation—Investment Activities" on page 31 for federal restrictions on equity investments.

        Loans-to-One-Borrower Limitations.    Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations of one borrower to a bank may not exceed 20.0% of the total of the bank's capital stock, surplus and undivided profits.

        Loans to a Bank's Insiders.    The Massachusetts banking laws prohibit any executive officer, director or trustee from borrowing from, otherwise becoming indebted to, or becoming liable for a loan or other extension of credit by such bank to any other person, except for any of the following loans or extensions of credit: (i) loans or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000; and (iv) loans or extensions of credit to a director or trustee of the bank who is not also an officer of the bank in an amount permissible under the bank's loan to one borrower limit.

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

        The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDIC Improvement Act") requires each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution's capital level is, or is likely to become, inadequate in light of the particular circumstances.

        As a bank holding company, the Company is also subject to capital adequacy guidelines for bank holding companies imposed by the Federal Reserve, which guidelines are similar to those of the FDIC for state-chartered savings banks. On a consolidated basis, the Company's stockholders' equity exceeded these requirements as of December 31, 2009.

        U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision the ("Basel Committee"), continue to consider changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines to which the Company and Danversbank are subject. The federal banking Agencies issued a final rule entitled "Risk-Based Capital Standards: Advanced Capital Adequacy Framework—Basel II" ("Basel II") which became effective on April 1, 2008 and "core banks" ("core banks" are the approximately 15 largest U.S. bank holding companies) were required to adopt a board-approved plan to implement Basel II by October 1, 2008. Basel II will result in significant changes to the risk based capital standards for "core" banks subject to Basel II and other banks that elect to use such rules to calculate their risk-based capital requirements. Furthermore, it is possible that Basel II will be revised to reflect new proposals from the Basel Committee. In addition, in connection with Basel II, the federal banking agencies published a joint notice of proposed rulemaking entitled "Risk-Based Capital Guidelines; Capital Adequacy Guidelines: Standardized Framework" on July 29, 2008 (the "Standardized Approach Proposal"). The Standardized Approach Proposal would provide all non-core banks with an optional framework, based upon the standardized approach under the international Basel II Accord, for calculating their risk-based capital requirements. It is possible, however, that the Standardized Approach Proposal may never be adopted by the federal banking agencies. The Company and Danversbank do not currently expect to calculate their capital ratios under Basel II or in accordance with the Standardized Approach Proposal. Accordingly, the Company and Danversbank are not yet in a position to determine the effect of such rules on their risk capital requirements.

        Standards for Safety and Soundness.    As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits and customer information security. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

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

        At December 31, 2009, Danversbank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

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

        The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Danversbank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders") of the Company and Danversbank, as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans Danversbank may make to insiders based, in part, on Danversbank's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited by specific categories. In addition, Danversbank must comply with Massachusetts banking laws regarding loans to insiders. See "Business—Regulation and Supervision—Massachusetts Bank Regulation—Loans to a Bank's Insiders" on page 29.

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

        FDIC Insurance Premiums.    Danversbank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. For most banks, including Danversbank, effective April 1, 2009, FDIC rates depend upon a combination of CAMELS component ratings, financial ratios and, if applicable, the level of brokered deposits. CAMELS ratings reflect the applicable bank regulatory agency's evaluation of the financial institution's capital, asset quality, management, earnings liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates depend upon such ratings, CAMELS component ratings and financial ratios. For institutions, such as Danversbank, which are currently in the lowest risk category, assessment rates vary initially from 12 to 16 basis points per $100 of insured deposits.

        In November 2009, the FDIC issued a final rule that mandated that insured depository institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 on December 30, 2009. Each institution, including Danversbank, recorded the entire amount of its prepayment as an asset (a prepaid expense). The prepaid assessments bear a zero-percent risk weight for risk-based capital purposes. The prepaid assessment base for Danversbank was calculated using its third quarter 2009 assessment rate (using its CAMELS rating on that date). That assessment base is adjusted quarterly with an estimated 5 percent annual growth in the assessment base through the end of 2012. The prepaid assessment rate for the fourth quarter of 2009 and for 2010 was based on Danversbank's base assessment rate for the third quarter of 2009, adjusted as if the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter. Further, the prepaid assessment rate for 2011 and 2012 is equal to the adjusted third quarter 2009 total base assessment rate plus 3 basis points. As of December 31, 2009, and each quarter thereafter, Danversbank recorded and will record an expense for its regular quarterly assessment for the quarter and a corresponding credit to the prepaid assessment subject to quarterly adjustments. In 2009, the aggregate FDIC insurance expense for Danversbank was $2.7 million, which included a charge of $810,000 for the special assessment. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over the next three years. However, should the prepaid assessment not be exhausted after collection of the amount due on June 30, 2013, the remaining amount of the prepayment will be returned to Danversbank.

        In 2008, the level of FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per depositor and the increased level of insurance coverage will remain in effect through December 31, 2013. The FDIC has the power to adjust deposit insurance assessment rates at any time. We cannot predict whether, as a result of the adverse change in U.S. economic conditions and, in particular, declines in the value of real estate in certain markets served by Danversbank, the FDIC will in the future further increase deposit insurance assessment levels.

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

        Temporary Liquidity Guarantee Program.    Danversbank elected in 2008 to participate in the Transaction Account Guarantee Program ("TAGP") which is part of the FDIC's Temporary Liquidity Guarantee Program ("TLGP"). Danversbank declined to participate in the Debt Guarantee Program ("DGP"), another facility available under TLGP. Through the TAGP, the FDIC provides unlimited deposit insurance coverage for all noninterest-bearing transaction accounts, including traditional non-interest bearing checking accounts, certain types of attorney trust accounts and NOW accounts as long as the interest rate does not exceed 0.50 percent. To participate in the TAGP through its initial period, which ended on December 31, 2009, Danversbank paid an additional ten basis point deposit insurance assessment on any deposit amount in excess of $250,000 that was covered by the TAGP. In 2009, to assure an orderly phase-out of the TAGP, the FDIC announced an optional extension of the TAGP for six months, until June 30, 2010. Danversbank elected to participate in the six-month extension of the TAGP, and its additional assessment on deposits in excess of $250,000 is increased from ten basis points to fifteen basis points.

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

        Customer Information Security.    The FDIC and other bank regulatory agencies have adopted guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the Gramm-Leach Bliley Act ("Information Security Guidelines"). Among other things, the Information Security Guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The FDIC and other bank regulatory agencies have issued further guidance for the establishment of these Information Security Guidelines, requiring financial institutions to develop and implement response programs designed to address incidents of unauthorized access to sensitive customer information maintained by the financial institution or its service provider, including customer notification procedures. Danversbank currently has Information Security Guidelines in place and believes that such guidelines are in compliance with the guidelines. Most of the states have enacted legislation concerning breaches of data security and Congress continues to consider federal legislation that would require consumer notice of data security breaches. In addition, Massachusetts has promulgated data security regulations, that became effective March 1, 2010, with respect to personal information of Massachusetts residents.

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

  •
  General Laws of Massachusetts, Chapter 167G, which governs Danversbank's trust powers; and

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

Federal Reserve System

        Federal Reserve regulations require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). Federal Reserve regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating between $10.7 million and $55.2 million (which may be adjusted by the Federal Reserve) the reserve requirement is 3.0%; and for amounts greater than $55.2 million, the reserve requirement is $1,335,000 plus 10.0% (which may be adjusted by the Federal Reserve between 8.0% and 14.0%), of the amount in excess of $55.2 million. The first $10.7 million of otherwise reservable balances (which may be adjusted by the Federal Reserve) are exempted from the reserve requirements. Danversbank is in compliance with these requirements.

Federal Home Loan Bank System

        Danversbank is a member of the FHLBB. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB. Danversbank is required to acquire and hold shares of capital stock in the FHLBB. Danversbank was in compliance with this requirement with an investment in stock of the FHLBB at December 31, 2009.

        The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Recent legislation has changed the structure of the Federal Home Loan Banks' funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLBB stock held by Danversbank. On February 26, 2009, the FHLBB suspended dividends starting the first quarter of 2009. As of December 31, 2009, the dividend has not been reinstated. See "Business—Investment Activity—Federal Home Loan Bank Stock" on page 20.

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

        The Sarbanes-Oxley Act.    The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, the Company's principal executive officer and principal financial officer each is required to certify that the Company's quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the Audit Committee of the board of directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. The Company will be subject to further reporting and audit requirements under rules proposed by the SEC. The Company will prepare policies, procedures and systems designed to comply with these regulations to ensure compliance with these regulations.

        The Company's Internet address is www.danversbank.com. The Company makes available on or through its Internet website, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. Information on our website is not incorporated by reference into this document and should not be considered part of this Report.

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

Recent Market Volatility May Impact Our Business and the Value of Our Common Stock.

        Our business performance and the trading price of shares of our common stock may be affected by many factors affecting financial institutions, including the recent volatility in the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and the value of debt and mortgage-backed and other securities that we hold in our investment portfolio. Government action and legislation may also impact us and the value of our common stock. Given the unprecedented nature of this volatility, we cannot predict what impact, if any, it will have on our business or share price and for these and other reasons our shares of common stock may trade at a price lower than that at which they were purchased.

The Recent Increase in FDIC Deposit Insurance Premiums Will Increase Our Non-Interest Expense.

        On December 16, 2008, the FDIC adopted a final rule, became effective on January 1, 2009, increasing the deposit insurance assessment rate by seven cents per $100 of deposits. On February 27, 2009, the FDIC adopted another final rule, which became effective on April 1, 2009, that, among other things, changes the way that the FDIC's assessment system differentiates for risk and makes corresponding changes to assessment rates beginning with the second quarter of 2009. As a result, our base assessment rate increased again on April 1, 2009. In addition, the FDIC imposed a one-time special assessment on June 30, 2009, which was collected on September 30, 2009, in the amount equal to 10 cents per $100 of deposits. The Bank's one-time assessment was $810,000. In addition, the Bank prepaid its quarterly risk-based assessment for the next three years in the amount of $9.1 million, as mandated by the FDIC. The increase in our deposit insurance premiums will result in an increase in our non-interest expense.

If Our Allowance For Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

        In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, we could experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. In determining the amount of our allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses inherent in our loan portfolio, which may require additions to our allowance. Although we are unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased in the future due to adverse developments affecting our construction loans or our emphasis on loan growth and on increasing our portfolio of C&I and commercial real estate loans. Any material additions to our allowance for loan losses would materially decrease our net income. Our business strategy calls for continued growth of commercial real estate loans and C&I loans. These loans typically expose us to greater risk than one- to four-family owner-occupied residential real estate loans. As we further increase the amount of these loans in our loan portfolio, we may increase our provisions for loan losses, which could adversely affect our consolidated results of operations.

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

We May Be Unable to Successfully Integrate Beverly's Operations and Retain Beverly's Key Employees.

        Our merger with Beverly involves the integration of two companies that previously operated independently. The difficulties of combining the companies' operations include:

  •
  integrating personnel with diverse business backgrounds;

  •
  integrating departments, systems, operating procedures and information technologies;

  •
  combining different corporate cultures;

  •
  retaining existing customers and attracting new customers; and

  •
  retaining key employees.

        The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company's businesses and the loss of key personnel. The integration of the two companies will require the experience and expertise of certain of Beverly's key employees. We cannot assure you, however, that we will be successful in retaining these employees for the time period necessary to successfully integrate Beverly's operations with our operations. The diversion of management's attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies' operations could have a material adverse effect on the business and results of operations of the combined company.

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

We Operate in a Highly Regulated Environment and May Be Adversely Affected by Changes in Law and Regulations.

        We are subject to extensive regulation, supervision and examination. See "Business—Regulation and Supervision" on page 28. This regulation and supervision limits the activities in which we may engage. Any change in the laws or regulations applicable to us, or in banking regulators' supervisory policies or examination procedures, particularly any changes relating to commercial real estate lending, C&I lending or other key components of our business, whether by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve, other state or federal regulators, the United States Congress or the Massachusetts legislature, or our failure to comply with any of these laws or regulations, could have a material adverse effect on our business, financial condition, results of operations and cash flows, as well as our expansion plans.

        We are subject to regulations promulgated by the Massachusetts Division of Banks, as the chartering authority for Danversbank, and by the FDIC as the insurer of deposits up to certain limits. We also belong to the FHLBB, and as a member of such system we are subject to certain limited regulations promulgated by the system. In addition, the Federal Reserve will continue to regulate Danvers Bancorp as a bank holding company.

        Our business strategy could also be significantly impacted by Title III of the USA PATRIOT Act, which significantly expanded the responsibilities of financial institutions, including savings banks, in preventing the use of the United States financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act requires savings banks operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. These required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

Properties

        Danversbank currently conducts its business through its main office located in Danvers, Massachusetts and 25 other offices located in Essex, Middlesex and Suffolk Counties in Massachusetts, and we plan to continue to expand our branch network as discussed above in "Business—Business Strategy" on page 6. The following table sets forth information about our offices as of December 31, 2009:

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Date of Lease Options Expiration
Main Office/Branch:
One Conant Street Danvers, Massachusetts 01923	Owned	08/18/22	NA	NA
Branch Offices:
Andover Office 18-20 Central Street Andover, Massachusetts 01810	Leased	04/01/02	03/31/12	03/31/22
Beverly Office 240-246 Cabot Street Beverly, Massachusetts 01915	Owned	10/30/09	NA	NA
Beverly Office(1) 100 Cummings Center Suite 101K Beverly, Massachusetts 01915	Leased	01/01/07	12/30/11	NA
Beverly Office 100 Cummings Center Suites 101M and 101N Beverly, Massachusetts 01915	Leased	10/30/09	09/30/16	09/30/16
North Beverly Plaza Office 63 Dodge Street Beverly, Massachusetts 01915	Leased	10/30/09	10/30/26	10/31/26
Boston Loan Office(2) One Post Office Square 37th Floor Boston, Massachusetts 02109	Leased	08/01/05	07/31/10	07/31/16
Boston Office(3) 86 Massachusetts Avenue Boston, Massachusetts 02115	Leased	09/09/08	01/31/19	01/31/29
Cambridge Office 285 Massachusetts Avenue Cambridge, Massachusetts 02138	Leased	08/26/08	12/31/13	12/31/28
Chelsea Office 357 Beacham Street Chelsea, Massachusetts 02150	Owned	09/26/01	NA	NA

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Date of Lease Options Expiration
Federal Street Office 7 Federal Street Danvers, Massachusetts 01923	Leased	12/01/04	11/30/14	11/30/24
High Street Office 107 High Street Danvers, Massachusetts 01923	Leased	10/30/09	08/31/24	08/31/24
Hamilton South Office 25 Railroad Avenue South Hamilton, Massachusetts 01982	Owned	10/30/09	NA	NA
Malden Office 51 Commercial Street Malden, Massachusetts 02148	Leased	02/15/07	02/14/17	02/14/27
Manchester Office 11 Summer Stree Manchester, Massachusetts 01944	Leased	10/30/09	12/31/28	12/31/28
Middleton Office Two Central Street Middleton, Massachusetts 01949	Leased	08/15/98	08/14/18	08/14/18
Needham Office(3) 827-835 Highland Avenue Needham, Massachusetts 02492	Leased	07/28/09	08/08/15	08/08/35
Peabody Office Two Central Street Peabody, Massachusetts 01960	Leased	10/01/98	09/30/18	09/30/28
Reading Office 21-37 Harnden Street Reading, Massachusetts 01867	Leased	12/01/99	11/30/14	11/30/24
Revere Office 310 Broadway Revere, Massachusetts 02151	Owned	09/26/01	NA	NA
Salem Office 111-125 Canal Street Salem, Massachusetts 01970	Leased	11/01/01	10/31/11	10/31/21
Salem Office 6 Paradise Road Salem, Massachusetts 01970	Leased	10/30/09	04/30/17	04/30/32
Salem Office 7 Traders Way Salem, Massachusetts 01970	Leased	07/09/07	07/31/27	07/31/47
Saugus Office 584 Broadway Saugus, Massachusetts 01906	Owned	01/30/09	NA	NA

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Date of Lease Options Expiration
Topsfield Office 15 Main Street Topsfield, Massachusetts 01983	Leased	10/30/09	02/28/15	02/28/15
Wilmington Office 247 Main Street Wilmington, Massachusetts 01887	Leased	02/23/07	02/22/27	02/22/47
Woburn Office 400 West Cummings Park Suite 1950 Woburn, Massachusetts 01801	Leased	04/01/02	03/30/12	03/30/22
Waltham Office 775-781 Main Street Waltham, Massachusetts 02452	Leased	03/24/08	09/30/18	09/30/28
Other Properties:
Lending Center 16 High Street Danvers, Massachusetts 01923	Owned	01/30/01	NA	NA
Lending Center 51 High Street Danvers, Massachusetts 01923	Owned	12/14/04	NA	NA
Cash Management/Lending Office 10 Elm Street Danvers, Massachusetts 01923	Leased	11/07/07	12/31/12	12/31/18
Operations Center 75 Sylvan Street Danvers, Massachusetts 01923	Leased	07/20/07	12/31/13	12/31/28
Asset Based Lending Office 10 High Street Danvers, Massachusetts 01923	Leased	04/01/02	12/31/11	NA

(1)
In 2010, office closed and consolidated into suites 101M and 101N 100 Cummings Center, Beverly, Massachusetts.

(2)
The Boston office has a full branch license.

(3)
New office expected to open in early to mid 2010.

Item 3.    LEGAL PROCEEDINGS

        We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to our financial condition and results of operations.

Item 4.    [RESERVED]

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

        The Company's common stock began trading on January 10, 2008 on the NASDAQ Stock Market LLC under the symbol "DNBK." Before that time, the Company was a mutual holding company and had never issued capital stock. The following table sets forth the high and low prices of our common stock and the dividends declared per share for the periods indicated:

	High	Low	Dividends Declared Per Share
2009
First Quarter	$14.26	$11.75	$0.02
Second Quarter	15.27	12.80	0.02
Third Quarter	13.82	12.37	0.02
Fourth Quarter	14.05	12.71	0.02
2008
First Quarter(1)	$10.34	$9.40	$—
Second Quarter	12.15	10.05	—
Third Quarter	14.10	10.65	0.02
Fourth Quarter	13.50	10.55	0.02

(1)
Starting January 10, 2008.

Holders

        As of February 28, 2010, there were 21,707,159 shares of common stock outstanding, which were held by approximately 1,226 registered holders. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

Dividends

        The Company has been paying quarterly dividends since the third quarter of 2008 on its common stock and currently intends to continue to do so for the foreseeable future. In addition, the Board of Directors may declare and pay periodic special cash dividends in addition to, or in lieu of, regular cash dividends. In determining whether to declare or pay any dividends, whether regular or special, the Board of Directors will take into account applicable regulatory capital requirements, the Company's financial condition and results of operations, debt and equity structure, capital requirements in connection with possible future acquisitions, tax considerations, statutory and regulatory limitations, and general economic conditions. The regulatory restrictions that affect the payment of dividends by Danversbank to the Company discussed below will also be considered. The Company cannot guarantee that it will pay dividends or that, if paid, the Company will not reduce or eliminate dividends in the future. If the Company issues preferred stock, the holders of the preferred stock may have dividend preferences over the holders of common stock.

        Dividends from the Company may depend, in part, upon receipt of dividends from Danversbank because the Company will have no source of income other than dividends from Danversbank, interest on the ESOP loan and earnings from investment of net proceeds from the conversion retained by the Company, Massachusetts banking law and FDIC regulations limit distributions from Danversbank to the Company. For example, Danversbank could not pay dividends if it were not in compliance with applicable regulatory capital requirements. See "Business—Regulation and Supervision—Massachusetts Bank Regulation—Bank Dividends" on page 29 and "Business—Supervision and Regulation—Federal Bank Regulation—Prompt Corrective Regulatory Action" on page 32. In addition, the Company is subject to the Federal Reserve's policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. See "Business—Regulation and Supervision—Holding Company Regulation" on page 38.

Securities Authorized for Issuance under Equity Compensation Plans.

        The following table provides information as of December 31, 2009, with respect to shares of common stock that may be issued under the Company's 2008 Stock Option and Incentive Plan, approved by the stockholders at the September 12, 2008 Annual Meeting of Stockholders:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted- Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by security stockholders:
Stock options	1,574,700	$13.00	209,550
Restricted stock	639,807	$13.00	73,893
Equity compensation plans not approved by security stockholders	—	$—	—

Total	2,214,507	$13.00	283,443

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

	1/10/2008	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009
DNBK	100.00	137.72	142.48	138.95	140.62	134.61
Russell 2000	100.00	70.41	59.88	72.27	86.20	89.54
SNL New England Bank	100.00	50.00	37.97	59.07	66.98	56.82
SNL New England Thrift	100.00	109.95	105.48	96.02	97.66	104.62

Use of Proceeds

        Not applicable

Repurchase of Equity Securities by the Issuer

        On May 18, 2009, the Board of Directors adopted a stock repurchase program to purchase up to 5% of the Company's outstanding common stock outstanding as of May 18, 2009, which was 17,842,500 shares. Repurchases under this program will be made in open market transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the "Exchange Act"). This authority may be exercised from time to time and in such amounts as market conditions warrant and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Open market purchases will be subject to the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements. The stock repurchase program may be suspended or terminated at any time without prior notice.

        As of December 31, 2009, total repurchases under the Stock Repurchase Plan were 536,700 at an average price of $13.12. In the fourth quarter of 2009, the Company purchased 247,800 shares, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1 - 31	—	$—	—	603,225
November 1 - 30	247,800	$13.45	247,800	355,425
December 1 - 31	—	$—	—	355,425

Total	247,800	$13.45	247,800

Item 6.    SELECTED FINANCIAL DATA

        The summary information presented below at each date or for each period is derived in part from the consolidated financial statements of the Company. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes beginning on page F-1 of this report.

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Financial Condition Data:
Total assets	$2,499,749	$1,727,809	$1,448,303	$1,262,597	$1,180,384
Loans, net	1,651,465	1,106,656	899,401	871,114	813,908
Securities available for sale, at fair value	481,100	490,845	406,715	273,083	260,416
Securities held to maturity, at cost	110,932	—	—	—	—
Bank-owned life insurance	32,900	24,826	23,665	22,694	21,952
Deposits	1,765,803	1,118,283	998,148	953,220	892,120
Stock subscriptions	—	—	162,859	—	—
Short-term borrowings	172,829	168,276	23,800	30,934	119,482
Long-term debt	218,475	163,022	145,042	167,899	71,235
Subordinated debt	29,965	29,965	29,965	29,965	24,810
Stockholders' equity	285,666	233,008	73,496	65,079	59,034
Selected Operating Data:
Interest and dividend income	$94,357	$85,530	$80,324	$73,726	$59,223
Interest expense	35,483	38,348	43,168	37,184	23,089

Net interest income	58,874	47,182	37,156	36,542	36,134
Provision for loan losses	5,110	4,225	800	1,000	1,250

Net interest income, after provision for loan losses	53,764	42,957	36,356	35,542	34,884
Non-interest income	7,589	7,027	5,780	5,012	6,322
Non-interest expense	55,895	55,390	36,967	35,583	33,929

Income (loss) before income taxes	5,458	(5,406)	5,169	4,971	7,277
Provision (benefit) for income taxes	149	(2,703)	815	734	2,019

Net income (loss)	$5,309	$(2,703)	$4,354	$4,237	$5,258

Dividends paid per common share	$0.08	$0.04	N/A	N/A	N/A
Dividend payout ratio(1)	25.81%	N/A	N/A	N/A	N/A
Earnings per share (basic)(1)	0.31	N/A	N/A	N/A	N/A
Earnings per share (diluted)(1)	0.31	N/A	N/A	N/A	N/A

(1)
Not applicable for the year ended December 31, 2008 and prior years, as the Company did not issue stock until January 9, 2008.

	At or For the Years Ended December 31,
	2009	2008		2007	2006	2005
Selected Financial Ratios and Other Data:
Performance Ratios:
Return (loss) on assets (net income to average total assets)	0.28%	(0.17%)		0.34%	0.34%	0.46%
Return (loss) on equity (net income to average equity)	2.30%	(1.25%)		6.50%	6.90%	9.30%
Net interest rate spread(1)	2.89%	2.61%		2.63%	2.74%	3.15%
Net interest margin(2)	3.27%	3.22%		3.08%	3.10%	3.40%
Efficiency ratio(3)	86.53%	101.96	%(4)	85.82%	85.31%	79.53%
Non-interest expenses to average total assets	2.95%	3.56	%(4)	2.89%	2.87%	3.00%
Average interest-earning assets to interest bearing liabilities	1.19x	1.23x		1.12x	1.11x	1.12x
Asset Quality Ratios:
Non-performing assets to total assets	0.77%	0.41%		0.55%	0.46%	0.22%
Non-performing loans to total loans	1.01%	0.53%		0.48%	0.65%	0.31%
Allowance for loan losses to non-performing loans(5)	82.49%	204.53%		207.34%	181.02%	391.58%
Allowance for loan losses to total loans(5)	0.88%	1.08%		1.00%	1.18%	1.22%
Capital Ratios:
Risk-based capital (to risk-weighted assets)	15.86%	22.03%		10.99%	11.09%	10.82%
Tier 1 risk-based capital (to risk-weighted assets)	15.05%	21.03%		9.57%	9.19%	9.22%
Tier 1 leverage capital (to average assets)	12.25%	16.55%		6.94%	6.87%	6.98%
Stockholders' equity to total assets	11.43%	13.49%		5.07%	5.15%	5.00%
Average stockholders' equity to average assets	12.17%	13.96%		5.24%	4.95%	5.00%
Other Data:
Number of full service offices	25	16		15	14	14
Full time equivalent employees	372	269		247	237	246

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

(5)
The acquisition of Beverly into the Company and the attendant "acquisition accounting" considerations are the reasons that the reserve represents a lower percentage non-performing loans and total loans.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The purpose of Management's Discussion and Analysis is to focus on certain significant factors that have affected our operating results and financial condition, and to provide shareholders a more comprehensive review of the financial data contained in the report. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this report.

General

        Danvers Bancorp, Inc. is the holding company for Danversbank. On October 30, 2009, the Company acquired Beverly National Corporation and on February 12, 2010, all Beverly National Bank customer deposit and loan accounts were merged into Danversbank. Danversbank is a community bank primarily providing commercial and industrial, or C&I, commercial real estate and residential mortgage loans and a variety of retail deposit products and services to our business and retail customers. Long-term growth is an essential element in our business plan. Lending is the major driver of revenue and we are committed to supporting our loan growth. We recognize that loan and deposit growth are interdependent and over the long term both must grow consistently. One of our biggest challenges is to grow our customer base and to grow the depth and breadth of our customer relationships. We address this challenge by maintaining our focus on anticipating, understanding and assisting our customers in achieving their financial goals.

        Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Interest income represented 92.6% and 92.4% of our total revenue for the years ended December 31, 2009 and 2008, respectively, and our net interest margin was 3.27% and 3.22%, respectively.

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

        Results of operations are also affected by fee income from banking and non-banking operations, provisions for loan losses, loan servicing and other non-interest income. Non-interest expense principally consists of employee compensation and employee benefits, office occupancy and equipment expense, data processing, advertising, business development and other expense. We use the efficiency ratio (non-interest expense for the period minus expenses related to the amortization of intangible assets divided by the sum of net interest income (before the loan loss provision) plus non-interest income) and the expense ratio (non-interest expense to total average assets) as the primary measurements to monitor and control non-interest expense. For the years ended December 31, 2009 and 2008, our efficiency and expense ratios were 86.53% and 2.95% and 101.96% and 3.56%, respectively. Despite our continued balance sheet growth, the industry-wide margin compression has mitigated much of the associated revenue growth over the past two years, thereby contributing to the adverse trends in our efficiency and expense ratios. As a result of the conversion from a mutual bank to a stock corporation, we incurred a number of one-time expenses that adversely impacted our expense ratios. Management has implemented various expense reduction initiatives aimed at controlling our non-interest expenses. Danversbank's net interest margin improved during the years ended December 31, 2009 and 2008 and revenues have also increased. In the absence of further margin compression, management expects revenues will eventually rise and that as a result, our efficiency ratio is expected to improve.

        Post 2008 Conversion.    While this discussion focuses primarily on past performance, there are several facets of our operation that were significantly affected in 2009 due to the conversion and the acquisition.

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

        Allowance for Loan Losses.    The determination of the allowance for loan losses is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary. The allowance is evaluated on a regular basis by management and the Board of Directors and is based on a periodic review of the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect borrowers' ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. For a full discussion of the allowance for loan losses, please refer to "Business—Asset Quality—Allowance for Loan Losses" on page 16.

        Other Real Estate Owned.    OREO includes property acquired through foreclosure or deed in lieu of foreclosure and is recorded fair value, less estimated costs to sell, at the time of acquisition. The excess, if any, of the loan balance over the fair value of the property at the time of transfer from loans to OREO is charged to the allowance for loan losses. Subsequent to the transfer to OREO, if the fair value of the property less estimated selling costs is less than the carrying value of the property, the deficiency is charged to income. Due to changing market conditions, there are inherent uncertainties in the assumptions with respect to the estimated fair value of OREO. Therefore, the amount ultimately realized may differ from the amounts reflected in the accompanying consolidated financial statements.

        Goodwill and Intangible Assets.    The Company's goodwill and intangible assets are the result of the excess of the purchase price over the fair value of the assets acquired and the liabilities assumed arising from acquisitions of other financial institutions and the long-term value of depositor relationships arising from the contractual rights acquired in the acquisition of financial institutions. The Company accounts for its goodwill and intangible assets using the acquisition method. The recorded fair value of the assets acquired and liabilities assumed is an estimate determined by a third party valuation model.

The Company will test for goodwill impairment at least annually or when events or changes in circumstances indicate the asset might be impaired. In addition, the Company periodically evaluates the realizability of intangible assets based on the value of the underlying depositor relationships. If the value is less than the carrying amount of the intangible asset, the Company would recognize an impairment loss.

        Income Taxes.    Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax asset will not be realized (See Note 14 to Consolidated Financial Statements beginning on page F-34).

        Income tax benefits related to stock compensation in excess of grant date fair value less any proceeds on exercise are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock. Any income tax effects related to stock compensation that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid-in capital to the extent of previously recognized income tax benefits and then through income tax expense for the remaining amount.

        This discussion has highlighted those accounting policies that management considers critical; however, all accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 2 to the Consolidated Financial Statements beginning at page F-9 to gain a better understanding of how our financial performance is measured and reported.

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

        The following table sets forth average balance sheets, average yields and costs and certain other information for the periods indicated:

	Years Ended December 31,
	2009			2008			2007
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents and certificates of deposit	$48,946	$406	0.83%	$41,480	$1,100	2.65%	$10,072	$506	5.02%
Debt securities:(1)
U.S. Government	3,091	18	0.58	2,027	78	3.85	2,341	109	4.66
Gov't-sponsored enterprises and FHLMC	202,486	9,412	4.65	174,224	8,390	4.82	201,700	9,203	4.56
Mortgage-backed	252,042	11,678	4.63	206,237	10,302	5.00	97,324	5,200	5.34
Municipal bonds	22,248	906	4.07	19,008	773	4.07	14,584	588	4.03
Other	4,710	514	10.91	283	14	4.95	359	20	5.57
Equity securities	14,791	6	0.04	11,447	403	3.52	10,536	752	7.14
Real estate mortgages(2)	690,686	39,079	5.66	581,447	36,401	6.26	553,920	39,299	7.09
C&I loans(2)	461,910	27,331	5.92	364,216	24,572	6.75	263,667	21,750	8.25
IRBs(2)	91,618	4,383	4.78	56,331	2,746	4.87	43,106	2,117	4.91
Consumer loans(2)	8,411	624	7.42	9,310	751	8.07	9,876	780	7.90

Total interest-earning assets	1,800,939	94,357	5.24	1,466,010	85,530	5.83	1,207,485	80,324	6.65

Allowance for loan losses	(12,972)			(10,214)			(9,840)

Total earning assets less allowance for loan losses	1,787,967			1,455,796			1,197,645
Non-interest-earning assets	109,488			98,162			80,898

Total assets	$1,897,455			$1,553,958			$1,278,543

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts(7)	$230,857	2,717	1.18	$178,801	2,308	1.29	$165,386	1,616	0.98
Money market accounts	534,321	11,190	2.09	417,127	11,724	2.81	335,448	13,764	4.10
Term certificates(3)(7)	442,476	11,922	2.69	360,500	14,310	3.97	352,319	17,140	4.86

Total deposits	1,207,654	25,829	2.14	956,428	28,342	2.96	853,153	32,520	3.81
Borrowed funds:
Short-term borrowings	98,152	372	0.38	46,409	573	1.23	43,655	1,141	2.61
Long-term debt	171,401	7,317	4.27	158,102	7,131	4.51	148,265	6,914	4.66
Subordinated debt	29,965	1,965	6.56	29,965	2,302	7.68	29,965	2,593	8.65

Total interest-bearing liabilities	1,507,172	35,483	2.35	1,190,904	38,348	3.22	1,075,038	43,168	4.02

Non-interest-bearing deposits(8)	145,025			138,481			126,965
Other non-interest-bearing liabilities	14,359			7,596			9,543

Total non-interest-bearing liabilities	159,384			146,077			136,508

Total liabilities	1,666,556			1,336,981			1,211,546
Stockholders' equity	230,899			216,977			66,997

Total liabilities and stockholders' equity	$1,897,455			$1,553,958			$1,278,543

Net interest income		$58,874			$47,182			$37,156

Net interest rate spread(4)			2.89%			2.61%			2.63%

Net interest-earning assets(5)	$293,767			$275,106			$132,447

Net interest margin(6)			3.27%			3.22%			3.08%

Ratio of interest-earning assets to total interest-bearing liabilities	1.19x			1.23x			1.12x

(1)
Average balances are presented at average amortized cost.

(2)
Average loans include non-accrual loans and are net of average deferred loan fees/costs.

(3)
In 2008 and 2007, term certificates include brokered and non-brokered CDs.

(4)
Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities for the periods indicated.

(5)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)
Net interest margin represents net interest income divided by average total interest-earning assets.

(7)
At December 31, 2007, included stock subscription holds for savings and NOWs and term certificates in the amount of $68,000 and $248,000.

(8)
At December 31, 2007, included stock subscriptions holds for DDAs and stock subscriptions in the amount of $252,000 and $7,812,000.

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

	Years Ended December 31, 2009 vs. 2008			Years Ended December 31, 2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Increase (Decrease)			Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents and certificates of deposit	$198	$(892)	$(694)	$1,578	$(984)	$594
Debt securities:
U.S. Government	41	(101)	(60)	(15)	(16)	(31)
Gov't-sponsored enterprises and FHLMC	1,361	(339)	1,022	(1,254)	441	(813)
Mortgage-backed	2,288	(912)	1,376	5,819	(717)	5,102
Municipal bonds	132	1	133	178	7	185
Other	219	281	500	(4)	(2)	(6)
Equity securities	118	(515)	(397)	65	(414)	(349)
Real estate mortgages	6,839	(4,161)	2,678	1,953	(4,851)	(2,898)
C&I loans	6,591	(3,832)	2,759	8,294	(5,472)	2,822
IRBs	1,720	(83)	1,637	649	(20)	629
Consumer loans	(73)	(54)	(127)	(45)	16	(29)

Total interest-earning assets	19,434	(10,607)	8,827	17,218	(12,012)	5,206

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	672	(263)	409	131	561	692
Money market accounts	3,294	(3,828)	(534)	3,351	(5,391)	(2,040)
Term certificates	3,254	(5,642)	(2,388)	398	(3,228)	(2,830)

Total deposits	7,220	(9,733)	(2,513)	3,880	(8,058)	(4,178)
Borrowed funds:
Short-term borrowings	639	(840)	(201)	72	(640)	(568)
Long-term debt	600	(414)	186	459	(242)	217
Subordinated debt	—	(337)	(337)	—	(291)	(291)

Total interest-bearing liabilities	8,459	(11,324)	(2,865)	4,411	(9,231)	(4,820)

Increase (decrease) in net interest income	$10,975	$717	$11,692	$12,807	$(2,781)	$10,026

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

        Total Assets.    Total assets increased by $771.7 million, or 44.7%, from $1.7 billion at December 31, 2008 to $2.5 billion at December 31, 2009. Of the total increase, $553.0 million was attributable to the Beverly merger. The balance sheet growth, and in particular the expansion of the loan portfolio is attributable to both the merger and the continuing market transfer of larger and well-diversified credit opportunities from some of the larger institutions in the area to some of the community banking franchises. In addition, the Company experienced very strong deposit growth during the year. Deposit balances increased by $647.5 million, or 57.9%, for the year ended December 31, 2009, $404.5 million of these new balances are related to the Beverly franchise. The Company has utilized these cash flows to fund loan originations, retire overnight borrowings and, during the most recent quarter, selectively increase segments of the Company's investment portfolio.

        Cash and Cash Equivalents.    Cash, correspondent bank balances and cash equivalents consisting of federal funds sold increased by $38.6 million to $71.7 million at December 31, 2009. This increase in short-term liquidity was primarily the result of combining Beverly's cash and cash equivalents with the Company's current balances.

        Securities Available for Sale.    The investment portfolio aggregated $592.0 million at December 31, 2009, an increase of $101.2 million, or 20.6%, from $490.8 million at December 31, 2008. The increase in the investment portfolio was largely due to the addition of $72.9 million from the Beverly acquisition. A portion of the Beverly portfolio was restructured to closely conform to the investment perspective and overall portfolio strategy of the Company.

        Net Loans.    At December 31, 2009 net loans totaled $1.7 billion, an increase of $544.8 million, or 49.2%, from net loan balances of $1.1 billion as of December 31, 2008. $313.0 million of the increase is related to the Beverly loan portfolio and $234.0 million is related to non-acquisition growth. The outstandings in the Company's commercial real estate, C&I and residential real estate loan portfolios increased by $178.4 million, $117.4 million and $86.3 million, respectively. The trend, as it has been for the better part of the past three years, has been to systematically wind down the Company's construction lending activities in favor of C&I and selected permanent commercial real estate opportunities.

        Deposits.    Deposits increased by $647.5 million, or 57.9%, to $1.8 billion at December 31, 2009 compared to $1.1 billion at December 31, 2008. During the past year, the Company experienced increases in all deposit categories. This growth is attributable to the Beverly acquisition, shifts in the competitive marketplace and recent additions to the Company's retail branch network. The Company opened its Cambridge (third quarter) and Waltham (fourth quarter) locations in 2009 and these branches have attracted $19.4 million in new deposit balances.

        Borrowed Funds.    Advances from the FHLBB decreased by $36.5 million, or 12.1%, at December 31, 2009 compared to December 31, 2008. Management has replaced some of the Company's short-term borrowing with the aforementioned deposit inflows and in the process has lessened the Company's reliance on any single short-term funding source. The Company had approximately $218.5 million in various FHLBB term advances outstanding and $172.8 million in short-term borrowings at December 31, 2009. The Company's short-term borrowings consisted of $120.0 million in overnight FHLBB borrowings and $52.8 million in overnight customer repurchase agreements ("REPO's"). There were no Federal Reserve Bank advances outstanding at the end of the quarter. From a funding and liquidity perspective, the Company has ready access to a number of large and well diversified short-term funding sources and these alternatives are available at highly competitive rates given the current rate environment.

        Stockholders' Equity.    Stockholders' equity increased by $52.7 million, or 22.6%, to $285.7 million at December 31, 2009 from a balance of $233.0 million as of December 31, 2008. This increase in stockholders' equity was primarily due to the 1.66 shares of the Company's common stock issued in exchange for each common share of Beverly, which amounted to 4,473,625 shares or $62.1 million in the aggregate. The increase was partially offset by stock repurchases as the Company purchased 1,250,400 shares of common stock in the open market at an average price of $13.34 per share throughout 2009. These purchases are part of the stock repurchase programs announced in January and May of 2009. Of the shares repurchased, 713,700 shares were reserved for the Company's Stock Option and Incentive plan. During February 2009, 639,807 shares were granted as restricted shares to members of the Board of Directors and certain officers of the Company. The remaining 73,893 are shares reserved for future grants and 536,700 additional shares repurchased remain as treasury stock. Stockholder's equity was also reduced by dividends declared of $1.3 million and increased by net income for the year of $5.3 million.

Comparison of Operating Results For the Years Ended December 31, 2009 and December 31, 2008

        Net Income (Loss).    Net income increased $8.0 million, or 296.4%, to net income of $5.3 million for the year ended December 31, 2009, which includes two months of Beverly operating results, compared to a net loss of $2.7 million for the year ended December 31, 2008. An $11.7 million increase in net interest income more than offset increases in provision for loan loss and non-interest expense between the two periods. It should be noted that the loss in 2008 was largely impacted by two non-recurring items: a $6.9 million pretax charge related to the establishment of the Danversbank Charitable Foundation and a $3.7 million pretax charge related to the acceleration of Danversbank's phantom stock plan. Both charges are directly related to the Company's conversion in 2008 from a mutual form of organization to a public stock holding company. Due to the organic or non-acquisition growth of the loan portfolio during 2009, the Company's provision for loan losses increased $885,000 to $5.1 million for the year ended December 31, 2009. The Company experienced a reduction of $2.0 million in OREO expense in 2009 that was largely offset by an increase in deposit insurance of $1.8 million.

        Net Interest Income.    Net interest income increased to $58.9 million for the year ended December 31, 2009 compared to $47.2 million in 2008. Increases in interest income are the result of higher levels of interest-earning assets that were partially offset by higher levels of interest-bearing liabilities and the decrease in funding costs related to those interest-bearing liabilities. The cumulative effect of a larger balance sheet and a 5 basis point increase in our net interest margin was an $11.7 million or 24.8% increase in net interest income between the comparative time periods. Our net interest margin was 3.27% for the year ended December 31, 2009 compared to 3.22% for the year ended December 31, 2008.

        Interest and Dividend Income.    Interest income increased $8.8 million, or 10.3%, to $94.4 million for 2009 from $85.5 million for the prior year. The increase was due primarily to higher levels of interest-earning assets. In 2009 average loans outstanding increased by $241.3 million, or 23.9%. At the same time, the yield earned on loans decreased by 67 basis points to 5.70%. This decline reflectes the general decrease in market interest rates in 2009. Consistent with the rate environment, yields on investment securities also decreased when compared to 2008. Yields on investments declined by 32 basis points to 4.51% for the year. The decline in yields was more than offset by an $86.1 million increase in the average balances of investment securities.

        Interest Expense.    Interest expense decreased $2.9 million, or 7.47%, to $35.4 million for the year ended December 31, 2009 from $38.3 million in the prior year. The primary reason was a decrease in the rates paid on interest-bearing deposits and borrowings, which declined by 87 basis points to 2.35% for 2009 from 3.22% for 2008. The result was a decrease in interest expense of $11.3 million. The fall in deposit and borrowing rates reflected a generally lower interest rate environment in 2009. The decline in deposit and borrowing rates was offset by an increase in the average balance of interest-bearing liabilities of $316.3 million. Interest-bearing liabilities averaged $1.5 billion in 2009 compared to $1.2 billion for 2008. The increase in these average balances resulted in an $8.4 million increase in interest expense.

        Provision for Loan Losses.    The Company's provision for loan losses increased by $885,000, or 20.9%, to $5.1 million in 2009 from $4.2 million in 2008. Provisions in both years were reflective of growth in the loan portfolio, an evaluation of the quality of the loan portfolio, and net charge-offs, the difference between loan charge-offs and recoveries on loans previously charged off. In particular, the Company's total loan portfolio increased by $548 million, or 48.92%, in 2009. Of the increase, $313 million is related to the Beverly loan portfolio and $235 million is related to non-acquisition growth. Net charge-offs were $2.5 million and $1.2 million for the years ended 2009 and 2008, respectively, and were generally in line with the Company's historical loss experience as a percentage of the total loan portfolio and the charges were spread over a number of credits and product types. As a result of the higher provision, the allowance for loan losses increased to $14.7 million at December 31, 2009 and represented 0.88% of total loans, as compared to an allowance of $12.1 million, or 1.08% of total loans at December 31, 2008. The merger of the two franchises and the attendant "acquisition accounting" considerations are the reasons that the reserve represents a lower percentage of gross loans at December 31, 2009.

        Non-interest Income.    Total non-interest income increased to $7.6 million in 2009 from $7.0 million in 2008. Service charges on deposit accounts continue to increase commensurate with the expansion of the franchise and as a result there was an increase in service charges on deposit accounts of $855,000 in 2009. Gains realized on the sale of loans increased by $549,000 due to an increase in mortgage refinance activity spurred by generally lower mortgage rates. Other operating income increased, in aggregate, $455,000 between the comparable time periods, primarily as a result of increases in debit card and wire transfer fee income. These fees reflect an overall increase in customer usage for these services. These increases were somewhat offset by decreases in gains on sale of securities, income on bank-owned life insurance and loan servicing fees of $915,000, $277,000 and $105,000, respectively.

        Non-interest Expense.    Non-interest expense increased $505,000, or 0.9%, to $55.9 million in 2009 as compared to $55.4 million in 2008. For the year ended 2009, the Company's overall non-interest expenses increased $11.1 million, after excluding the non-recurring items related to the conversion in 2008. The increase is due to increases in other operating expense, salaries and employee benefits, deposit insurance expense and outside services related to the Beverly acquisition and expansion of the franchise. There was an increase in salaries and employee benefits expenses for the year of $2.3 million as a result of additions to staff due to the Beverly acquisition and the Company's continued expansion of its branch footprint and lending activities. Included in the 2009 increase was $2.6 million in stock option plan expense. Deposit insurance increased by $1.8 million due to higher premiums and an $810,000 special assessment. Occupancy expense increased $885,000, or 17.4%, to $6.0 million for 2009 primarily due to an increase in leases related to our branch expansion. The increase in equipment, outside services and other operating expense was $482,000, $958,000 and $2.9 million, respectively and were all impacted by our expanding franchise and transaction costs related to the Beverly merger.

        Income Taxes.    The Company recorded an income tax expense of $149,000 for the year ended December 31, 2009, an increase of $2.8 million, compared to recording a benefit of $2.7 million for the year ended December 31, 2008. The combined federal and state effective tax rate was 2.7% in 2009, compared to 50.0% in 2008. The effective tax rate for 2009 was the result of tax-exempt income related to the municipal income and the cash surrender value income on bank-owned life insurance. This was partially offset by non-deductible acquisition expenses. Due to the one-time expenses associated with the stock conversion, the Company recorded a substantial pre-tax loss in 2008. The combination of this loss with the other tax strategies the Company has in place resulted in the recognition of an income tax benefit.

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

        Provision for Loan Losses.    The Company's provision for loan losses increased by $3.4 million to $4.2 million in 2008 from $800,000 in 2007. Provisions in both years were reflective of growth in the loan portfolio, an evaluation of the quality of the loan portfolio, and net charge-offs, the difference between loan charge-offs and recoveries on loans previously charged off. In particular, the Company's total loan portfolio grew by $211 million in 2008 after experiencing reasonably modest growth in 2007. Net charge-offs were $1.2 million and $2.1 million for the years ended 2008 and 2007, respectively. A significant portion of the Company's charge-offs in 2007 was related to one credit that had been a management concern for quite some time. Prior to recording the $1.4 million charge, the amount was accounted for in the unallocated portion of the reserve. Charge-offs for 2008 were more in line with the Company's historical loss experience and the charges were spread over a number of credits and product types. As a result of the higher provision and lower net charge-offs, the allowance for loan losses increased to $12.1 million at December 31, 2008 and represented 1.08% of total loans, as compared to an allowance of $9.1 million, or 1.00% of total loans at December 31, 2007.

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

        Non-interest Expense.    Non-interest expense increased $18.4 million, or 49.8%, to $55.4 million in 2008 as compared to $37.0 million in 2007. The 2008 increase includes two non-recurring items: a $6.9 million pretax charge related to the establishment of the Foundation and a $3.7 million pretax charge related to the acceleration of the Company's phantom stock plan. Including the charge for the phantom stock plan, an $827,000 charge for ESOP expense, a $375,000 increase in SERP expense and the increase in compensation costs related to the new asset based lending group and new branch personnel, salaries and employee benefits expenses increased, in aggregate, $5.6 million, or 25.3%, to $28.0 million for the year ended December 31, 2008. There was also an increase in other real estate owned expense of $2.8 million, primarily due to the large residential subdivision that was sold during the third quarter of 2008. Occupancy expense increased $571,000, or 12.7%, to $5.1 million for 2008 primarily due to an increase in leases related to our expanding branch footprint. Other operating expense increased $1.8 million for the year. Included in this increase were increases in deposit insurance of $800,000, franchise taxes of $117,000 as a newly-chartered Delaware corporation, increases in ATM expense, due to increased activity, and higher Board of Director and audit fees as a result of becoming a public company.

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

        The Company offers certain derivative products directly to qualified commercial borrowers. The Company economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset one another through earnings.

        During 2008, the Company entered into five of these interest rate swap agreements that mature at various dates ranging from December 31, 2010 through May 1, 2015. The notional amount of the interest rate swaps was $46,040,000 with a variable pay rate of the 1 Month LIBOR and a fixed receive rate ranging from 4.10% through 7.29%.

        As of December 31, 2009, the fair value of derivative assets and liabilities associated with the Company's program to provide derivatives to certain borrowing customers was $1,285,000 and $1,291,000, respectively, which includes an adjustment related to the consideration of nonperformance risk in accordance with Accounting Standards Codification ("ASC") Topic 820 of $(82,000) and $47,000, respectively. Changes in fair value related to these non-hedge derivatives is recorded in other income. Fees earned in connection with the execution of derivatives related to this program are recognized in other non-interest income.

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

Impact of Recent Accounting Standards

        In June 2009, the FASB issued guidance, which is incorporated in ASC Topic 810, that improves financial reporting by enterprises involved with variable interest entities. ASC Topic 810 guidance changes the accounting principles and disclosure requirements related to securitizations and special-purpose-entities. Specifically, this guidance eliminates the concept of a "qualifying special-purpose-entity," changes the requirements for derecognizing financial assets and changes how a company determines when an entity this is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also expands existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions and where companies have continuing exposure to the risks related to transferred financial assets. This guidance will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The Company will adopt this new guidance on January 1, 2010, as required. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

        Management of Credit Risk.    Danversbank considers credit risk to be the most significant risk it faces, in that it has the greatest potential to affect our financial condition and operating results. Credit risk is managed through a combination of policies established by the Board of Directors of Danversbank, the monitoring of compliance with these policies, and the periodic evaluation of loans in the portfolio, including those with problem characteristics. In general, Danversbank's policies establish maximums on the amount of credit that may be granted to a single borrower (including affiliates), the aggregate amount of loans outstanding by type in relation to total assets and capital, loan concentrations, underwriting authority and approval limits and processes. Collateral and debt service coverage ratios and other underwriting criteria are also specified. Policies also exist with respect to performing periodic credit reviews, the rating of loans, when loans should be placed on non-performing status and factors that should be considered in establishing Danversbank's allowance for possible loan losses. Management is aided in these efforts by the use of an independent third party that conducts outside reviews of Danversbank's loan portfolio three times per year. For additional information, refer to "Business—Lending Activities" on page 8.

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

        For December 31, 2009, we used a simulation model to project changes for three rate scenarios. No simulation was run for the falling rate scenarios given that the Federal Funds rate is currently in the range between 0 and 25 basis points. This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario. In each of these instances, Federal Funds is used as the driving rate.

        The table below sets forth, as of December 31, 2009, the estimated changes in Danversbank's net interest income that would result.

	Net Portfolio Value(2)			Net Interest Income
		Estimated Increase (Decrease)			Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)(1)	Estimated NPV			Estimated Net Interest Income
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+300bp	$210,428	$(82,696)	(28.2%)	$72,948	$(9,279)	(11.3%)
+200bp	243,102	(50,022)	(17.1%)	76,948	(5,279)	(6.4%)
+100bp	273,256	(19,868)	(6.8%)	79,466	(2,761)	(3.4%)
0bp	293,124	—	0.0%	82,227	—	0.0%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

(2)
NPV is the discounted present value of expected cash flows from interest-earning assets, interest-bearing liabilities and off-balance sheet contracts.

        The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans tied to the Prime rate or LIBOR, which are assumed to re-price immediately and to the same extent as the change in market rates, according to their contracted index. Many of these credit relationships, however, now have interest rate "floors" at "above market" levels. Many of these loans may not re-price with the first couple of increases in short-term interest rates. Conversely, we have various transaction account products that would not increase or decrease in the same increments or at the same speed. Money market accounts, as an example, are assumed to increase sooner and in larger increments than savings and NOW accounts. These assumptions are based on our prior experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates. The model begins by disseminating data into appropriate repricing buckets. Assets and liabilities are then assigned a multiplier to simulate how much that particular balance sheet item will reprice when interest rates change. The final step is to simulate the timing effect of assets and liabilities with a month-by-month simulation to estimate the change in interest income and expense over the next 12 months.

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

        For the rising interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points. At December 31, 2009, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

        Our primary sources of funds are from deposits, customer repurchase agreements, amortization, prepayments, the maturity of loans and mortgage-backed securities and the maturity of other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by the interest rate environment, economic conditions and competition. We maintain excess funding in the form of cash and short-term interest-bearing deposits with one or more of our correspondent banking relationships. At December 31, 2009, cash and due from banks and cash equivalents totaled $71.8 million or 2.9% of total assets.

        We also rely on borrowings from the FHLBB as an additional funding source. Over the past several years, Danversbank has expanded its use of FHLBB advances to fund growth in the loan portfolio and to assist in the management of its interest rate risk. Danversbank's deposits increased by $647.5 million during the year ended December 31, 2009, and this was augmented by increases in outstanding FHLBB advances of $36.5 million. As of December 31, 2009, we had the ability to borrow an additional $208.4 million from the FHLBB.

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

        Contractual Obligations.    The following table presents information indicating various contractual obligations and commitments of Danversbank as of December 31, 2009 and their respective maturity dates:

	Up to One Year	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$140,247	$40,263	$13,390	$20,729	$123,846	$338,475
Repurchase agreements(1)	52,829	—	—	—	—	52,829
Subordinated debt	—	—	—	—	29,965	29,965
Operating leases	3,076	3,068	2,708	2,555	15,030	26,437

Total	$196,152	$43,331	$16,098	$23,284	$168,841	$447,706

(1)
All repurchase agreements mature on a daily basis and are secured by obligations of government-sponsored enterprises.

        Loan Commitments.    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents information indicating various Danversbank's loan commitments outstanding and their respective maturity dates as of December 31, 2009:

	One Year or Less	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(In thousands)
Commitments to grant loans	$12,615	$—	$—	$—	$—	$12,615
Unfunded commitments under lines of credit	366,696	—	—	—	—	366,696
Unadvanced funds on construction loans	12,577	14,723	—	—	—	27,300
Commercial and standby letters of credit	4,992	25	39	—	—	5,056

	$396,880	$14,748	$39	$—	$—	$411,667

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

        Danversbank addresses such risks through the establishment of comprehensive policies and procedures with respect to internal controls, the management and operation of its information and communication systems, business contingency and disaster recovery, and compliance with laws, regulations and banking industry "best practice." Monitoring of the effectiveness of policies, procedures and our internal control structure is performed through a combination of Danversbank's internal audit program, through periodic internal and third-party compliance reviews, and through the ongoing attention of our managers charged with supervising compliance and operational controls. Oversight of these activities is provided by the Internal Audit Services department, Risk Management Committee and the Audit Committee of the Board of Directors of the Company.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements of Danvers Bancorp, Inc. begin on page F-1 of this annual report.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company's President and Chief Executive Officer, its Executive Vice President and Chief Operating Officer, its Executive Vice President and Chief Financial Officer and other members of its senior management team have evaluated the effectiveness of the Company's disclosure controls and procedures as defined under the Securities and Exchange Act of 1934 Rules 13a-15(e), as amended. Based upon their evaluation the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer and the Executive Vice President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as for the end of the period covered by this report, were effective to provide reasonable assurance that the information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. Additionally, based upon management's assessment there were no material weaknesses in internal control over financial reporting as of December 31, 2009.

        The Company acquired Beverly on October 30, 2009 and management excluded Beverly's internal control over financial reporting from its assessment of the Company's internal control over financial reporting as of December 31, 2009. Beverly's total assets and two months of operations in the amount of $531,784,000 and $938,000, respectively, are included in the Company's consolidated financial statements as of and for the year ended December 31, 2009.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

        Wolf & Company, P.C., the independent registered public accounting firm that reported on the Company's consolidated financial statements, has audited the Company's internal control over financial reporting as of December 31, 2009.

Changes in Internal Controls Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2009, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.    OTHER INFORMATION

        Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated herein by reference from the information to be contained in the Company's 2010 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on Friday, May 21, 2010 ("2010 Proxy Statement").

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference from the information to be contained in the Company's 2010 Proxy Statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference from the information to be contained in the Company's 2010 Proxy Statement.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference from the information to be contained in the Company's 2010 Proxy Statement.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference from the information to be contained in the Company's 2010 Proxy Statement.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Exhibits

Exhibit No.	Description
2.1	Danvers Bancorp, Inc. Plan of Conversion(1)
3.1	Certificate of Incorporation of Danvers Bancorp, Inc.(1)
3.2	Bylaws of Danvers Bancorp, Inc.(1)
4.1	Form of Common Stock Certificate of Danvers Bancorp, Inc.(1)+
10.1	Amended and Restated Danversbank Supplemental Executive Retirement Plan dated as of April 11, 2008(3)+
10.2	"Reserved"
10.3	Phantom Stock Plan(1)+
10.4	Nonqualified Deferred Compensation Plan(1)+
10.5	Danversbank SBERA Pension Plan(1)+
10.6	Financial Advisory Agreement(1)
10.7	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and Kevin T. Bottomley(1)+
10.8	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and James J. McCarthy(1)+
10.9	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and L. Mark Panella(1)+
10.10	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and John J. O'Neil(1)+
10.11	Form of Change in Control Agreement(1)+
10.12	Form of Employee Stock Ownership Plan(1)+
10.13	Form of Employee Stock Ownership Restoration Plan(1)+
10.14	Form of Danvers Bancorp, Inc. Change in Control Severance Pay Plan(1)+
10.15	Form of Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan(4)+
10.16	Incentive Stock Option Agreement Under the Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan(5)+
10.17	Restricted Stock Award Agreement Under the Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan(5)+
10.18	Non-Qualified Stock Option Agreement for Non-Employees Under the Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan(5)+
10.19	Non-Qualified Stock Option Agreement for Non-Employee Directors Under the Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan(5)+

Exhibit No.	Description
10.20	Executive Employment Agreement, dated February 1, 2010, by and between Danvers Bancorp, Inc., Danversbank and Donat A. Fournier(6)+
10.21	Change in Control Agreement, dated February 1, 2010, by and between Danvers Bancorp, Inc., Danversbank and Paul E. Flynn(6)+
14.1	Code of Ethics(2)
21.1	Subsidiaries of Registrant(1)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 Certification of President and Chief Executive Officer*
31.2	Section 302 Certification of Executive Vice President and Chief Operating Officer*
31.3	Section 302 Certification of Executive Vice President and Chief Financial Officer*
32.1	Section 906 Certification of President and Chief Executive Officer**
32.2	Section 906 Certification of Executive Vice President and Chief Operating Officer**
32.3	Section 906 Certification of Executive Vice President and Chief Financial Officer**

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
(5)
Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q on May 8, 2009.
(6)
Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 3, 2010.

(b)   Financial Statement Schedules

        All schedules are omitted because they are not applicable or the required information is shown in our financial statements and related notes.

(c)   Financial Statements Excluded from the Annual Report

        Not applicable

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, Danvers Bancorp, Inc., the registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Danvers Bancorp, Inc.
By:	/s/ KEVIN T. BOTTOMLEY
Kevin T. Bottomley,
President and CEO

Date: March 16, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the indicated capacities as of March 16, 2010.

Signatures	Title

/s/ KEVIN T. BOTTOMLEY Kevin T. Bottomley	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ L. MARK PANELLA L. Mark Panella	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
/s/ JAMES J. MCCARTHY James J. McCarthy	Executive Vice President, Chief Operating Officer and Director
/s/ JOHN J. O'NEIL John J. O'Neil	Executive Vice President, Senior Lending Officer and Director
/s/ DIANE C. BRINKLEY Diane C. Brinkley	Director
/s/ ROBERT J. BROUDO Robert J. Broudo	Director
/s/ CRAIG S. CERRETANI Craig S. Cerratani	Director

Signatures	Title

/s/ BRIAN C. CRANNEY Brian C. Cranney	Director
/s/ JOHN P. DRISLANE John P. Drislane	Director
/s/ JOHN R. FERRIS John R. Ferris	Director
/s/ THOMAS FORD Thomas Ford	Director
/s/ MARK B. GLOVSKY Mark B. Glovsky	Director
/s/ NEAL H. GOLDMAN Neal H. Goldman	Director
/s/ ELEANOR M. HERSEY Eleanor M. Hersey	Director
/s/ MARY COFFEY MORAN Mary Coffey Moran	Director
/s/ J. MICHAEL O'BRIEN J. Michael O'Brien	Director
/s/ JOHN M. PEREIRA John M. Pereira	Director
/s/ PAMELA C. SCOTT Pamela C. Scott	Director

Signatures	Title

/s/ DIANE T. STRINGER Diane T. Stringer	Director
/s/ MICHAEL F. TRIPOLI Michael F. Tripoli	Director

DANVERS BANCORP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Danvers Bancorp, Inc.:

        We have audited the accompanying consolidated balance sheets of Danvers Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Danvers Bancorp, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Danvers Bancorp, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Beverly National Bank from its assessment of internal control over financial reporting as of December 31, 2009, because it was acquired by the Company in an acquisition business combination on October 30, 2009. We have also excluded Beverly National Bank from our audit of internal control over financial reporting. Beverly National Bank's total assets and two months of operations in the amount of $551,784,000 and $938,000, respectively, are included in the Company's consolidated financial statements as of and for the year ended December 31, 2009.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Danvers Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Danvers Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 12, 2010

DANVERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)
ASSETS
Cash and cash equivalents	$71,757	$33,129
Certificates of deposit	10,679	10,291
Securities available for sale, at fair value	481,100	490,845
Securities held to maturity, at cost	110,932	—
Loans held for sale	1,948	159
Loans	1,666,164	1,118,789
Less allowance for loan losses	(14,699)	(12,133)

Loans, net	1,651,465	1,106,656

Restricted stock, at cost	18,726	14,001
Premises and equipment, net	36,764	22,877
Bank-owned life insurance	32,900	24,826
Other real estate owned	1,427	1,158
Accrued interest receivable	9,998	7,457
Deferred tax asset, net	9,619	6,955
Goodwill and intangible assets	35,094	356
Prepaid FDIC assessment	8,515	—
Other assets	18,825	9,099

	$2,499,749	$1,727,809

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$224,776	$123,414
Savings and NOW accounts	376,975	176,365
Money market accounts	621,683	440,931
Term certificates over $100,000	314,097	242,846
Other term certificates	228,272	134,727

Total deposits	1,765,803	1,118,283

Short-term borrowings	172,829	168,276
Long-term debt	218,475	163,022
Subordinated debt	29,965	29,965
Accrued expenses and other liabilities	27,011	15,255

Total liabilities	2,214,083	1,494,801

Commitments and contingencies (Notes 8, 15, 16 and 17)
Stockholders' equity:
Preferred stock; $0.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value, 60,000,000 shares authorized; 22,316,125 and 17,842,500 shares issued at December 31, 2009 and 2008, respectively	223	178
Additional paid-in capital	237,577	174,510
Retained earnings	71,864	67,854
Accumulated other comprehensive income	3,650	4,026
Unearned restricted shares—639,807 at December 31, 2009	(6,793)	—
Unearned compensation—ESOP; 1,284,660 and 1,356,030 shares at December 31, 2009 and 2008, respectively	(12,846)	(13,560)
Treasury stock, at cost; 610,593 shares at December 31, 2009	(8,009)	—

Total stockholders' equity	285,666	233,008

	$2,499,749	$1,727,809

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$71,417	$64,470	$63,946
Interest on debt securities:
Taxable	21,622	18,784	14,532
Non-taxable	906	773	588
Dividends on equity securities	6	403	752
Interest on cash equivalents and certificates of deposit	406	1,100	506

Total interest and dividend income	94,357	85,530	80,324

Interest expense:
Interest on deposits:
Savings and NOW accounts	2,717	2,308	1,616
Money market accounts	11,190	11,724	13,764
Term certificates	11,922	14,310	17,140
Interest on short-term borrowings	372	573	1,141
Interest on long-term debt and subordinated debt	9,282	9,433	9,507

Total interest expense	35,483	38,348	43,168

Net interest income	58,874	47,182	37,156
Provision for loan losses	5,110	4,225	800

Net interest income, after provision for loan losses	53,764	42,957	36,356

Non-interest income:
Service charges on deposits	3,557	2,702	2,583
Loan servicing fees	123	228	259
Net gain on sales of loans	826	277	221
Net gain on sales of securities	6	921	365
Net increase in cash surrender value of bank-owned life insurance	884	1,161	971
Other operating income	2,193	1,738	1,381

Total non-interest income	7,589	7,027	5,780

Non-interest expenses:
Salaries and employee benefits	30,301	27,984	22,335
Occupancy	5,960	5,075	4,504
Equipment	3,659	3,177	2,817
Outside services	2,069	1,111	595
Contributions to Danversbank Charitable Foundation	—	6,850	—
Other real estate owned expense	819	2,830	145
Deposit insurance expense	2,807	1,032	225
Advertising expense	1,088	543	453
Other operating expense	9,192	6,788	5,893

Total non-interest expenses	55,895	55,390	36,967

Income (loss) before income taxes	5,458	(5,406)	5,169
Provision (benefit) for income taxes	149	(2,703)	815

Net income (loss)	$5,309	$(2,703)	$4,354

Weighted-average shares outstanding:
Basic	16,980,117	N/A	N/A
Diluted	16,980,117	N/A	N/A
Earnings per share:
Basic	$0.31	N/A	N/A
Diluted	$0.31	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings		Unearned Restricted Shares	Unearned Compensation— ESOP	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
	(Dollars in thousands, except per share amounts)
Balance at December 31, 2006	—	$—	$—	$66,859	$(1,780)	$—	$—	$—	$65,079

Comprehensive income:
Net income	—	—	—	4,354	—	—	—	—	4,354
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	4,048	—	—	—	4,048
Change in fair value and amortization of derivative used for cash flow hedge, net of tax effect	—	—	—	—	15	—	—	—	15

Total comprehensive income									8,417

Balance at December 31, 2007	—	—	—	71,213	2,283	—	—	—	73,496

Comprehensive loss:
Net loss	—	—	—	(2,703)	—	—	—	—	(2,703)
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	1,747	—	—	—	1,747
Change in fair value and amortization of derivative used for cash flow hedge, net of tax effect	—	—	—	—	(4)	—	—	—	(4)

Total comprehensive loss									(960)

Issuance of common stock for initial public offering, net of expenses of $3,850	17,192,500	172	167,902	—	—	—	—	—	168,074
Issuance of common stock to the Danversbank Charitable Foundation	650,000	6	6,494	—	—	—	—	—	6,500
Stock purchased by ESOP	—	—	—	—	—	—	(14,274)	—	(14,274)
Common stock held by ESOP committed to be released (71,370 shares)	—	—	114	—	—	—	714	—	828
Dividends paid ($.04 per share)	—	—	—	(656)	—	—	—	—	(656)

Balance at December 31, 2008	17,842,500	178	174,510	67,854	4,026	—	(13,560)	—	233,008

Comprehensive income:
Net income	—	—	—	5,309	—	—	—	—	5,309
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(187)	—	—	—	(187)
Change in fair value and amortization of derivative used for cash flow hedge, net of tax effect	—	—	—	—	(4)	—	—	—	(4)
Change in unrecognized net actuarial loss pertaining to the defined benefit plan, net of tax effect	—	—	—	—	(185)	—	—	—	(185)

Total comprehensive income									4,933

Issuance of common stock for Beverly National Corporation acquisition (4,473,625 shares)	4,473,625	45	62,095		—	—	—	—	62,140
Purchase of shares for incentive plans (713,700 shares)	—	—	(8,667)	—	—	—	—	(1,001)	(9,668)
Restricted stock awards (639,807 shares)	—	—	8,317	—	—	(8,317)	—	—	—
Purchase of shares for stock repurchase plan (536,700 shares)	—	—	—	—	—	—	—	(7,008)	(7,008)
Equity incentive shares earned	—	—	1,081	—	—	1,524	—	—	2,605
Common stock held by ESOP committed to be released (71,370 shares)	—	—	241	—	—	—	714	—	955
Dividends paid ($.08 per share)	—	—	—	(1,299)	—	—	—	—	(1,299)

Balance at December 31, 2009	22,316,125	$223	$237,577	$71,864	$3,650	$(6,793)	$(12,846)	$(8,009)	$285,666

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$5,309	$(2,703)	$4,354
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	5,110	4,225	800
Write-down of other real estate owned, net of gain on sale	263	1,387	—
Depreciation and amortization, net	3,669	3,547	3,428
Accretion of assets and liabilities from acqusition accounting, net	(435)	—	—
Accretion of net deferred loan fees and costs	(465)	(579)	(757)
Deferred tax benefit	(2,445)	(2,273)	(352)
Amortization of core deposit intangible and servicing rights	732	206	209
Amortization of ESOP and Incentive Plan expense	3,560	828	—
Amortization (accretion) of securities, net	533	249	(125)
Net gain on sales of securities	(6)	(921)	(365)
Change in fair value of derivative financial instruments	(29)	35	—
Loans originated for sale	(66,221)	(18,613)	(11,574)
Proceeds from sale of loans originated for sale	64,432	18,613	12,325
Issuance of common stock to Danversbank Charitable Foundation	—	6,500	—
Changes in other assets and liabilities, net of effects from acquisition (Note 1):
Accrued interest receivable	(1,219)	(595)	(235)
Other assets, prepaid FDIC and bank-owned life insurance	(13,081)	(2,419)	(1,586)
Accrued expenses and other liabilities	(3,114)	(1,534)	(507)

Net cash provided (used) by operating activities	(3,415)	5,953	5,615

Cash flows from investing activities:
Purchases of certificates of deposit	(388)	(10,291)	—
Activity in available-for-sale securities:
Sales	2,480	110,654	25,919
Maturities, prepayments and calls	227,253	169,979	149,621
Purchases	(165,277)	(361,114)	(301,926)
Activity in held-to maturity securities:
Maturities, prepayments and calls	1,658	—	—
Purchases	(95,284)	—	—
Redemption (purchase) of Federal Home Loan Bank stock	—	(3,980)	721
Proceeds from sale of other real estate owned	1,766	3,539	—
Funds advanced on other real estate owned	(384)	(795)	(936)
Net loan originations	(231,371)	(212,836)	(30,907)
Purchase of premises and equipment	(9,276)	(6,718)	(5,161)
Acquisition, net of cash acquired	102,180	—	—

Net cash used in investing activities	(166,643)	(311,562)	(162,669)

Cash flows from financing activities:
Net increase (decrease) in:
Term certificates	89,552	12,665	(14,100)
Other deposits	153,696	107,470	59,028
Short-term borrowings	(13,577)	144,476	(7,134)
Stock subscriptions	—	(162,859)	162,859
Activity in long-term debt:
Proceeds from advances	—	25,000	5,200
Payment of advances	(3,010)	(7,020)	(28,057)
Net proceeds from issuance of common stock	—	168,074	—
Acquisition of common stock by ESOP	—	(14,274)	—
Acquisition of common stock for incentive plans	(16,676)	—	—
Dividends paid	(1,299)	(656)	—

Net cash provided by financing activities	208,686	272,876	177,796

Change in cash and cash equivalents	38,628	(32,733)	20,742
Cash and cash equivalents at beginning of year	33,129	65,862	45,120

Cash and cash equivalents at end of year	$71,757	$33,129	$65,862

Supplementary disclosure of cash flow information:
Cash paid during the year for:
Interest	$34,954	$38,464	$44,298
Income taxes	2,643	1,197	1,027
Supplementary disclosure of non-cash financing and investing activities:
Transfers from loans to other real estate owned	1,906	1,776	2,577
Schedule of non-cash financing activities, in connection with the purchase of all of the capital stock of Beverly National Corporation:
Fair value of tangible assets acquired	$516,026	$—	$—
Core deposit intangible	11,561	—	—
Goodwill	23,646	—	—
Stock issued in lieu of cash	(62,140)	—	—

Liabilities assumed	$489,093	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

1. ACQUISITION

        Effective October 30, 2009, Danvers Bancorp, Inc. (the" Company") acquired Beverly National Corporation ("Beverly National"), parent of Beverly National Bank ("Beverly"). In accordance with Accounting Standards Guidance ("ASC") Topic 805 "Business Combinations", the acquisition was accounted for under the acquisition method of accounting and, as such, was included in the Company's results of operations from the date of acquisition. The terms of the agreement called for 100% of the outstanding common shares of Beverly National to be converted to 1.66 shares of the Company's common stock. The Company issued 4,473,625 shares valued at $62.1 million, or $13.89 per share. The $13.89 was determined based upon the Company's closing stock price on October 29, 2009. The acquisition of Beverly National allowed the Company to expand its geographical footprint. The excess of the fair value of net assets acquired, including the core deposit intangible ("CDI"), over the purchase price was allocated to goodwill in the amount of $23,646,000. The CDI of $11,561,000 representing the long-term value of depositor relationships was recorded and is being amortized over a ten year period on an accelerated basis. Effective as of February 12, 2010, all Beverly branches merged into Danversbank and, on Tuesday, February 16, 2010, the eight former Beverly branches reopened as Danversbank branches.

        The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed, at fair value, at the date of acquisition:

Assets and Liabilities Assumed
(In thousands)
Assets:
Cash	$100,610
Investments	72,885
Loans, net	319,993
Premises and equipment	8,280
Goodwill	23,646
Core deposit intangible	11,561
Bank-owned life insurance	7,192
Other assets	7,066

Total assets acquired	551,233

Liabilities:
Deposits	404,515
Borrowings	76,828
Other liabilities	7,750

Total liabilities assumed	489,093

Net assets acquired	$62,140

        The fair market value adjustment for loans includes a credit risk adjustment of $2,610,000 for estimated uncollectible loans.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ACQUISITION (Concluded)

        The following summarizes the unaudited proforma results of operations as if the Company acquired Beverly on January 1, 2009 (2008 amounts represent combined results for the Company and Beverly):

	Years Ended December 31,
	2009	2008
	(Dollars in thousands, except per share amounts)
Net interest income	$75,228	$64,596
Net income (loss)	5,676	(2,870)
Earnings per share—basic	$0.28	N/A
Earnings per share—diluted	$0.28	N/A

        Excluded from the pro forma results of operations for the year ended December 31, 2009 are $10,391,000 (unaudited) of acquisition costs or $0.51 per diluted share (unaudited), primarily made up of the acceleration of certain compensation and benefit costs arising due to the change in control and other acquisition expenses.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Danversbank and Beverly National Bank (collectively the "Bank"). The Bank is a state-chartered stock savings bank that operates in the Essex, Suffolk and Middlesex Counties of Massachusetts, that provides depository, loan and trust services to individual and corporate customers. The Company has three additional unconsolidated subsidiaries, Danvers Capital Trust I, Trust II and Trust III (collectively, the "Trusts"). The Trusts were formed for the purpose of raising funds and paying dividends through subordinated debentures. The Company accounts for the Trusts using the equity method. The Bank has five wholly-owned subsidiaries, Beverly National Security Corporation, Conant Investment Corporation and Five Conant Street Investment Corporation, formed for the purpose of buying, holding and selling securities, Conant Ventures, Inc., which holds a life insurance policy and deeds to other real estate owned and One Conant Capital LLC is a limited liability company formed for the purpose of originating and holding loans secured by real estate, to originate commercial and industrial loans and other activities in which the Bank engages. All significant intercompany balances and transactions are eliminated in consolidation.

        On January 9, 2008, the Company completed its mutual-to-stock conversion (the "Conversion") and related stock offering with the issuance of 17,192,500 shares of common stock, at an offering price of $10 per share. Conversion costs amounting to $1,371,000 were applied against the proceeds from the sale of shares. The Company's stock began trading on January 10, 2008, on the NASDAQ Global Select Market, under the symbol "DNBK". As part of the Conversion, the Company implemented an employee stock ownership plan and a stock option and incentive plan, whereby the Company may grant options and award restricted stock to its directors and certain officers (see Note 19).

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation (Concluded)

        In connection with the Conversion, the Company established the Danversbank Charitable Foundation (the "Foundation"), funded with a contribution of $350,000 in cash and 650,000 shares of the Company's common stock. The Foundation provides funding to support community activities and charitable causes within the communities the Company has maintained banking branches prior to the stock offering.

Nature of Operations

        The Company provides a variety of financial services to individuals and small businesses through its main office located at One Conant Street, Danvers, Massachusetts, and 25 other branch offices located in Andover, Beverly, Boston, Cambridge, Chelsea, Danvers, Hamilton, Malden, Manchester, Middleton, Peabody, Reading, Revere, Salem, Saugus, Topsfield, Waltham, Wilmington and Woburn Massachusetts. Its primary deposit products are savings, money markets and term certificate accounts and its primary lending products are commercial and consumer mortgage loans and commercial loans.

Use of Estimates

        In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, valuation of other real estate owned and the valuation of deferred tax assets.

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

Significant Group Concentrations of Credit and Liquidity Risk

        The Company has cash and federal funds on deposit at various correspondent banks that exceed federally insured limits. Most of the Company's activities are with customers located within Massachusetts. Note 5 includes the types of securities in which the Company invests and Note 6 includes the types of lending in which the Company engages. The Company does have one significant deposit customer with primarily transaction accounts. At December 31, 2009 and 2008, these transaction account balances in aggregate amounted to $133,252,000 and $136,774,000 respectively, and are included in deposits. The Company believes that it does not have any other significant concentrations in any one industry or customer.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

        Certain amounts have been reclassified in the 2008 and 2007 consolidated financial statements to conform to the 2009 presentation.

Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, cash items, amounts due from banks and interest-bearing deposits with original maturities of less than 90 days.

Certificates of Deposit

        Certificates of deposit in banks are carried at cost.

Fair Value Hierarchy

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

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities

        Debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available-for-sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

        Purchase premiums and discounts are recognized in interest income using a method that approximates the interest method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

        Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity, with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary ("OTTI").

        Marketable equity securities are evaluated for OTTI based on the severity and duration of impairment and, if deemed to be other than temporary, the declines in fair values are reflected in earnings as realized losses. For debt securities, OTTI is required to be recognized if (1) the Company intends to sell the security; (2) if it is "more likely than not" that the Company will be required to sell the security before recovery if its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.

Loans, Loans Held for Sale and Other Real Estate Owned

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are generally reported at their outstanding principal balance, net of deferred loan origination fees and related costs and the allowance for loan losses. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. It is the Company's policy to cease accrual of interest on loans when the loan is delinquent in excess of 90 days (based on contractual terms), unless the timing of collections are reasonably estimable and collection is probable. Generally, impaired loans, as defined below, are designated as nonaccrual loans. When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are eligible to be reinstated to accrual status when all principal and interest amounts contractually due are brought current and the borrower has demonstrated at least six months of payment performance in accordance with the terms of the note.

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

Loans, Loans Held for Sale and Other Real Estate Owned (Concluded)

        Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

        Other real estate owned ("OREO") includes property acquired through foreclosure or deed in lieu of foreclosure and is recorded at fair value, less estimated costs to sell, at the time of acquisition. The excess, if any, of the loan balance over the fair value of the property at the time of transfer from loans to OREO is charged to the allowance for loan losses. Subsequent to the transfer to OREO, valuations are periodically performed by management, and if the fair value of the property less estimated selling costs is less than the carrying value of the property, the deficiency is charged to income. Due to changing market conditions, there are inherent uncertainties in the assumptions with respect to the estimated fair value of OREO. Therefore, the amount ultimately realized may differ from the amounts reflected in the accompanying consolidated financial statements. Revenue and expenses from operations, changes in the valuation allowance and any direct writedowns are included in other real estate owned expense.

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

        A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. Currently, troubled debt restructures are measured through the discounted cash flow method. All loans on nonaccrual status and restructured troubled debts are considered to be impaired. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the valuation allowance. There are no loans that are collectively evaluated for impairment. Loans that are individually evaluated for impairment.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Concluded)

        The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to the borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR"). All TDRs are initially classified as impaired.

Restricted Stock

Federal Home Loan Bank Stock

        The Bank, as a member of the Federal Home Loan Bank ("FHLB") system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. In December 2008, as part of a capital restoration initiative, the FHLB Boston established a moratorium on the repurchase of excess stock, and effective February 26, 2009, the FHLB Boston has suspended dividends. The Bank reviews for impairment based on the ultimate recoverability of the cost basis on the FHLB stock. As of December 31, 2009 and 2008, no impairment has been recognized.

Federal Reserve Stock

        The Bank, as a member of the Federal Reserve Bank ("FRB") system, is required to maintain an investment in capital stock of the FRB. Based on redemption provisions of the FRB, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment based on the ultimate recoverability of the cost basis of the FRB stock. As of December 31, 2009, no impairment has been recognized. The Bank did not own FRB stock in 2008.

Premises and Equipment

        Land is stated at cost. Buildings, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization, which is computed using the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter. Long-term operating leases are accounted for using the straight-line method over the expected lease term. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured. Major expenditures for betterments are capitalized and depreciated, however, maintenance and repairs are expensed when incurred.

Bank-owned Life Insurance

        Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of operations and are not subject to income taxes.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Servicing

        The Company services real estate loans for others. Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on fair value. The Company uses a third party to estimate the fair value of servicing rights, which uses a valuation model to calculate the present value of projected future cash flows. The valuation of servicing rights requires estimates of numerous market assumptions, such as interest rates, prepayment assumptions, servicing costs, discount rates, and the payment performance of the underlying loans. The Company reviews all assumptions determined by the third party for reasonableness and adjusts as necessary to reflect current and anticipated market conditions. Thus, any measurement of the fair value of servicing rights is limited by the existing conditions and the assumptions utilized as of a particular point in time. Those same assumptions may not be appropriate if applied at a different point in time.

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

Goodwill and Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed arising from the Beverly National acquisition on October 30, 2009. The Company tests goodwill for impairment at least annually, subsequent to the date of acquisition, or when events or changes in circumstances indicate the asset might be impaired. At December 31, 2009, the Company has not recorded any impairment of its goodwill.

        The Company's CDI represents the long-term value of depositor relationships arising from the contractual rights acquired in the acquisition of Revere Federal Savings Bank ("Revere") during 2001 and the Beverly National acquisition on October 30, 2009. The Revere and Beverly core deposit premiums are being amortized over a 10 year period, from the date of acquisition, on an accelerated basis. The Company periodically evaluates the realizability of intangible assets based on the value of the underlying depositor relationships. If that value is less than the carrying amount of the intangible asset, the Company would recognize an impairment loss. At December 31, 2009 and 2008, the Company has not recorded any impairment of its CDI.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Limited Parnterships

        The Company has invested in venture capital limited partnerships Shrem Creek Capital Fund and Endicott Opp Partners III, LP which the Company has a 36.7% and 5.2%, respectively, ownership. These investments, included in other assets, are accounted for on the equity method with income recorded in other operating income on the statement of operations.

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

Derivative Loan Commitments

        Mortgage loan commitments qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheets in other assets and other liabilities with changes in their fair values recorded in other non-interest income. The fair value was not material at December 31, 2009 and 2008 and, accordingly, these transactions were not recognized.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Financial Instruments (Concluded)

Forward Loan Sales Commitments

        To protect against the price risk inherent in derivative loan commitments, the Company utilizes both "mandatory delivery" and "best efforts" forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Generally, the Company's best efforts contracts meet the definition of derivative instruments when the loans to the underlying borrowers close, and are accounted for as derivative instruments at that time. Accordingly, forward loan sale commitments would be recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other non-interest income. The Company estimates fair value of its forward loan sale commitments using a methodology similar to that used for derivative loan commitments. Fair value was not material at December 31, 2009 and 2008 and, accordingly, these transactions were not recognized.

Retirement Plan

        The compensation cost of an employee's pension benefit is recognized on the projected unit credit method over the employee's approximate service period. The aggregate cost method is used for funding purposes.

        The Company accounts for its defined benefit pension plan using an actuarial model that allocates pension costs over the service period of employees in the plan. The Company accounts for the over-funded or under-funded status of its defined benefit plan as an asset or liability in its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income or loss.

Share-based Compensation Plans

        The Company measures and recognizes compensation cost relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued. Share-based compensation is recognized over the period the employee is required to provide services for the award. Reductions in compensation expense associated with forfeited options are estimated at the date of grant and this estimated forfeiture rate is adjusted quarterly based on actual forfeiture experience. As of December 31, 2009, there were no forfeitures. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted.

Employee Stock Ownership Plan

        Compensation expense for the Employee Stock Ownership Plan ("ESOP") is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company's estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders' equity in the consolidated balance sheets. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Wealth Management Assets

        Wealth management assets held in a fiduciary or agent capacity are not included in the accompanying consolidated balance sheets because they are not assets of the Company.

Income Taxes

        Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax asset will not be realized. The Company does not have any uncertain tax positions at December 31, 2009, which require accrual or disclosure.

        Income tax benefits related to stock compensation in excess of grant date fair value less any proceeds on exercise are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock. Any income tax effects related to stock compensation that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid-in capital to the extent of previously recognized income tax benefits and then through income tax expense for the remaining amount.

Treasury Stock

        Common stock shares repurchased are recorded as treasury stock at cost.

Earnings Per Common Share

        Basic earnings per share ("EPS") excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. If rights to dividends on unvested options/awards are non-forfeitable, these unvested options/awards are considered outstanding in the computation of basic earnings per share. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period, as well as any adjustments to income that would result from the assumed issuance.

        Earnings per share are not applicable for the year ended December 31, 2008 and 2007 and quarterly periods prior to June 30, 2008 as the Company did not issue stock until January 9, 2008.

        Unallocated common shares held by the ESOP and treasury shares are shown as a reduction in stockholders' equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

Earnings Per Common Share (Concluded)

        Earnings per common share have been computed based on the following:

Year Ended December 31, 2009
Average number of common shares issued	18,614,660
Less: Average treasury shares	(311,571)
Less: Average unallocated ESOP shares	(1,322,972)

Average number of common shares outstanding used to calculate basic and diluted earnings per common share	16,980,117

        At December 31, 2009, options for 1,575,000 shares were not included in the computation of diluted earnings per share because to do so would have been antidilutive. There were no dilutive securities.

Comprehensive Income/Loss

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income/loss (See Note 13).

Recent Accounting Pronouncements

        In June 2009, the FASB issued guidance, which is incorporated in ASC Topic 810, that improves financial reporting by enterprises involved with variable interest entities. ASC Topic 810 guidance changes the accounting principles and disclosure requirements related to securitizations and special-purpose-entities. Specifically, this guidance eliminates the concept of a "qualifying special-purpose-entity", changes the requirements for derecognizing financial assets and changes how a company determines when an entity this is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also expands existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions and where companies have continuing exposure to the risks related to transferred financial assets. This guidance will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The Company will adopt this new guidance on January 1, 2010, as required. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        On October 30, 2009, goodwill in the amount of $23,646,000 was recognized in connection with the Beverly National acquisition. The goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed arising from the acqusition and not separately identified into a particular operating segment. There was no goodwill at December 31, 2008.

Intangible assets

        The gross carrying amount, accumulated amortization, net carrying amount and weighted average amortization period of intangible assets, by major asset class, is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)
December 31, 2009:
Revere acquisition, September 26, 2001	$1,603	$(1,366)	$237	10 years
Beverly acquisition, October 30, 2009	11,561	(350)	11,211	10 years

	$13,164	$(1,716)	$11,448

December 31, 2008:
Revere acquisition, September 26, 2001	$1,603	$(1,247)	$356	10 years

        Amortization expense for the years ended December 31, 2009, 2008 and 2007 amounted to $469,000, $119,000 and $119,000, respectively.

        The estimated amortization expense for intangibles in the succeeding years is as follows:

Year Ending December 31,	Amount
(In thousands)
2010	$2,186
2011	1,976
2012	1,647
2013	1,436
2014	1,226
Thereafter	2,977

$11,448

4. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

        The Company is required to maintain average balances on hand or with the Federal Reserve Bank and at December 31, 2009 and 2008, these reserve balances amounted to $1,900,000 and $6,470,000, respectively. In addition, in 2009, the Company is required to maintain an average balance on hand with a correspondent bank. At December 31, 2009, the reserve balance amounted to $1,000,000.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. SECURITIES

        The amortized cost and fair value of securities, with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2009:
Securities Available for Sale
Debt securities:
U.S. Government	$15,488	$—	$(8)	$15,480
Federal Home Loan Mortgage Corporation	6,038	—	(26)	6,012
Other government-sponsored enterprises:
Federal National Mortgage Association	7,803	2	(76)	7,729
Federal Home Loan Bank	107,048	1,048	(542)	107,554
Federal Farm Credit Bank	57,855	165	(1,182)	56,838
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	84,306	2,203	(88)	86,421
Federal National Mortgage Association	110,941	3,202	(202)	113,941
Government National Mortgage Association	59,397	1,857	(39)	61,215
Municipal bonds	24,125	363	(124)	24,364
Other bonds and notes	250	—	—	250

Total debt securities	473,251	8,840	(2,287)	479,804
Marketable equity securities:
Warrants	779	—	(87)	692
Mutual funds	602	—	(3)	599
Other equities	5	—	—	5

Total equity securities	1,386	—	(90)	1,296

Total securities available for sale	$474,637	$8,840	$(2,377)	$481,100

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2009:
Securities Held to Maturity
Debt securities:
Federal Home Loan Mortgage Corporation	$1,698	$6	$(17)	$1,687
Other government-sponsored enterprises:
Federal Home Loan Bank	49,773	—	(776)	48,997
Federal Farm Credit Bank	2,042	—	(89)	1,953
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	21,927	98	(440)	21,585
Federal National Mortgage Association	11,079	—	(132)	10,947
Government National Mortgage Association	14,962	—	(134)	14,828
Subordinated note	9,251	—	(751)	8,500
Other bonds	200	—	—	200

Total securities held to maturity	$110,932	$104	$(2,339)	$108,697

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2008:
Securities Available for Sale
Debt securities:
U.S. Government	$2,007	$11	$—	$2,018
Federal Home Loan Mortgage Corporation	1,147	1	—	1,148
Other government-sponsored enterprises:
Federal Home Loan Bank	141,120	1,278	(1)	142,397
Federal Farm Credit Bank	75,249	3,105	(128)	78,226
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	76,011	1,007	(366)	76,652
Federal National Mortgage Association	101,237	1,445	(266)	102,416
Government National Mortgage Association	67,841	1,097	(16)	68,922
Municipal bonds	19,179	107	(470)	18,816
Other bonds	250	—	—	250

Total securities available for sale	$484,041	$8,051	$(1,247)	$490,845

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES (Continued)

        For the years ended December 31, 2009, 2008 and 2007, proceeds from sales of securities available for sale amounted to $2,480,000, $110,654,000 and $25,919,000, respectively. Gross realized gains of $10,000, $1,190,000 and $383,000 and gross realized losses of $4,000, $269,000 and $18,000 were realized during the years ended December 31, 2009, 2008 and 2007, respectively. The tax provision applicable to these net realized gains and losses amounted to $2,000, $326,000 and $142,000, respectively.

        The amortized cost/carrying value and fair value of debt securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to prepay obligations with or without prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in 1 year or less	$34,029	$34,053	$—	$—
Due between 1 year and 5 years	62,881	63,124	19,400	19,282
Due between 5 and 10 years	58,176	58,032	39,792	38,378
Due after 10 years	63,521	63,018	3,772	3,677

	218,607	218,227	62,964	61,337
Residential mortgage-backed securities	254,644	261,577	47,968	47,360

	$473,251	$479,804	$110,932	$108,697

        At December 31, 2009 and 2008, U.S. Government securities with a fair value of $2,022,000 and $1,664,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2009 and 2008, the fair value of obligations of government-sponsored enterprises and mortgage-backed securities pledged to secure repurchase agreements and trust deposits was $76,927,000 and $40,573,000, respectively. Government-sponsored enterprise securities with a fair value of $503,000 and $1,034,000 at December 31, 2009 and 2008, respectively, were pledged to secure interest rate swap products. At December 31, 2009, government-sponsored enterprises and mortgage-backed securities with a fair value of $21,014,000 were pledged to secure municipal deposits. No securities were pledged to secure municipal deposits at December 31, 2008. U.S. Government, government-sponsored enterprise and mortgage-backed security obligations also may secure Federal Home Loan Bank advances and Federal Reserve Term Auction Facility.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES (Continued)

        Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2009:
Securities Available for Sale
Debt securities:
U.S. Government	$8	$15,480	$—	$—
Federal Home Loan Mortgage Corporation	26	6,012	—	—
Other government-sponsored enterprises:
Federal National Mortgage Association	76	5,727	—	—
Federal Home Loan Bank	542	37,681	—	—
Federal Farm Credit Bank	1,046	38,698	136	3,364
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	88	20,481	—	—
Federal National Mortgage Association	202	24,193	—	—
Government National Mortgage Association	39	9,369	—	—
Municipal bonds	15	968	109	7,132

Total debt securities	2,042	158,609	245	10,496
Marketable equity securities:
Warrants	87	692	—	—
Mutual funds	3	599	—	—

Total marketable equity securities	90	1,291	—	—

	$2,132	$159,900	$245	$10,496

Securities Held to Maturity
Debt securities:
Federal Home Loan Mortgage Corporation	$17	$983	$—	$—
Other government-sponsored enterprises:
Federal Home Loan Bank	776	48,997	—	—
Federal Farm Credit Bank	89	1,953	—	—
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	440	18,801	—	—
Federal National Mortgage Association	132	10,947	—	—
Government National Mortgage Association	134	14,828	—	—
Subordinated note	751	8,500	—	—

	$2,339	$105,009	$—	$—

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES (Continued)

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2008:
Securities Available for Sale
Debt securities:
Other government-sponsored enterprises:
Federal Home Loan Bank	$1	$999	$—	$—
Federal Farm Credit Bank	128	20,372	—	—
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	365	26,879	1	484
Federal National Mortgage Association	261	26,056	5	458
Government National Mortgage Association	16	4,179	—	—
Municipal bonds	25	1,135	445	11,349

	$796	$79,620	$451	$12,291

        At December 31, 2009, one hundred fifty-nine debt securities have unrealized losses for less than twelve months with aggregate depreciation of 1.63% from the Company's amortized cost basis. At December 31, 2009, there were twenty-two debt securities with unrealized losses for twelve months or more with aggregate depreciation of 2.28% from the Company's amortized cost basis.

        The unrealized losses on the Company's investment in mortgage-backed securities were caused by current dislocations in the market resulting in spreads increasing significantly over historic levels. This spread increase in combination with generally illiquid markets is responsible for a significant portion of the price declines experienced by these securities. These securities are guaranteed by the U.S. Government or a government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because declines in the market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

        The unrealized losses on the Company's investment in municipal bonds were caused by current dislocations in the market resulting in spreads increasing significantly over historic levels. This spread increase in combination with generally illiquid markets is responsible for a significant portion of the price declines experienced by these securities. Ongoing analysis of these securities indicates no significant deterioration in the underlying credit supporting these securities. Therefore, it is expected that these bonds would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized costs bases, it does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES (Concluded)

        At December 31, 2009, two marketable equity securities have unrealized losses with aggregate depreciation of 6.52% from the Company's amortized cost basis. These unrealized losses have existed for less than six months and relate principally to the financial services industry. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the declines in market value are other than temporary and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame.

6. LOANS AND ALLOWANCE FOR LOAN LOSSES

        The loan portfolio consists of the following:

	December 31,
	2009	2008
	(In thousands)
Real estate mortgages:
Construction	$125,952	$122,974
Residential	290,894	189,083
Commercial	473,075	247,483
Home equity	81,291	41,660

Total real estate mortgages	971,212	601,200
C&I	687,808	510,359
Consumer	9,501	8,725

Total loans	1,668,521	1,120,284
Allowance for loan losses	(14,699)	(12,133)
Net deferred loan fees	(2,357)	(1,495)

Loans, net	$1,651,465	$1,106,656

        The Company's lending activities are concentrated primarily through twenty-six offices located in Essex, Middlesex and Suffolk Counties in Eastern Massachusetts. The Company's loan portfolio consists of business loans extending across many industry types, single-family and multi-family residential loans, and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes. Many of the loans granted by the Company are collateralized by real estate.

        Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage and other loans serviced for others were $153,353,000 and $106,728,000 at December 31, 2009 and 2008, respectively.

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

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND ALLOWANCE FOR LOAN LOSSES (Concluded)

        Information pertaining to the activity of these loans for the year ended December 31, 2009 is as follows:

Amount
(In thousands)
Balance at beginning of year	$32,540
Principal additions	4,502
Principal payments	(5,615)

Balance at end of year	$31,427

        The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31,
	2009	2008
	(In thousands)
Impaired loans without a valuation allowance	$14,951	$3,714
Impaired loans with a valuation allowance	1,373	2,218

Total impaired loans	$16,324	$5,932

Valuation allowance related to impaired loans	$720	$737

Total non-accrual loans	$8,624	$5,932

Total loans past-due ninety days or more and still accruing	$1,496	$—

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Average investment in impaired loans	$11,337	$6,396	$4,043

Interest income recognized on impaired loans	$462	$175	$150

Interest income recognized on a cash basis on impaired loans	$249	$175	$150

        No additional funds are committed to be advanced in connection with impaired loans.

        An analysis of the allowance for loan losses is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Balance at beginning of year	$12,133	$9,096	$10,412
Provision for loan losses	5,110	4,225	800
Recoveries of loans previously charged-off	63	102	102

	17,306	13,423	11,314
Loans charged-off	(2,607)	(1,290)	(2,218)

Balance at end of year	$14,699	$12,133	$9,096

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. OTHER REAL ESTATE OWNED

        At December 31, 2009, other real estate owned primarily consists of five properties (two buildable residential lots, one commercial condominium, one residential condominium, a single-family dwelling and buildable lot zoned for retail development), which are held for sale. Subsequently, in 2010, the two buildable residential lots were sold at a $4,000 gain and the condominium was sold for a $2,000 loss. There were no outstanding construction commitments at December 31, 2009, in connection with other real estate owned.

        Expenses applicable to other real estate owned include the following:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Net gain on sales of other real estate owned	$(8)	$—	$—
Write-down of other real estate owned	263	1,387	—
Operating expenses	564	1,443	145

	$819	$2,830	$145

8. PREMISES AND EQUIPMENT

        A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,
			Estimated Useful Life
	2009	2008
	(In thousands)
Land	$6,457	$3,541	N/A
Premises	20,884	15,267	20 years
Furniture, fixtures and equipment	13,207	10,464	3 - 7 years
Leasehold improvements	17,763	12,777	3 - 20 years
Construction in progress	1,000	359	N/A

	59,311	42,408
Accumulated depreciation and amortization	(22,547)	(19,531)

	$36,764	$22,877

        Depreciation and amortization expense was $3,669,000, $3,547,000 and $3,428,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

        At December 31, 2009, construction in progress represents costs incurred for the design and construction of new branches in Boston and Waltham, Massachusetts. At December 31, 2009, outstanding commitments related to the construction amounted to $902,000.

        At December 31, 2008, construction in progress represents costs incurred for the design and construction of new branches in Boston, Cambridge and Waltham, Massachusetts. The Cambridge branch opened on June 15, 2009.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PREMISES AND EQUIPMENT (Concluded)

        The Company leases certain facilities and equipment under long-term noncancelable lease commitments. Future minimum lease payments, which are accounted for using the straight-line method over the expected lease term, under such agreements, are as follows:

Year Ending December 31,	Amount
(In thousands)
2010	$3,076
2011	3,068
2012	2,708
2013	2,555
2014	2,135
Thereafter	12,895

$26,437

        Additional amounts become due based on escalation of certain operating costs of the leased facilities and equipment. The leases contain options to extend for periods from one to twenty years. The cost of such rentals is not included above, except for the Boston lease for which it is management's intention to exercise the option. Rent expense amounted to $2,364,000, $1,874,000 and $1,466,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

9. DEPOSITS

        A summary of term certificates, by maturity at December 31, 2009 and 2008 is as follows:

	December 31,
	2009		2008
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$460,327	2.12%	$334,422	3.32%
Over 1 year to 2 years	56,915	2.43	37,079	3.72
Over 2 years to 3 years	18,317	2.76	5,199	3.63
Over 3 years to 4 years	4,896	3.16	429	4.63
Over 4 years to 5 years	1,914	3.12	444	4.12

	$542,369	2.18%	$377,573	3.37%

10. SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances

        Federal Home Loan Bank advances with an original maturity of less than 90 days amounted to $120,000,000 and $139,000,000, at December 31, 2009 and 2008, respectively, with a weighted average interest rate of 0.20% and 0.07%, respectively.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SHORT-TERM BORROWINGS (Concluded)

Federal Home Loan Bank Advances (Concluded)

        The Company also has an available line of credit of $4,437,000 with the Federal Home Loan Bank ("FHLB") at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. At December 31, 2009 and 2008, there were no outstanding borrowings under this line of credit.

Federal Reserve Bank Term Auction Facility

        The Company participates in the FRB 84-day Term Auction Facility ("TAF"). Under the TAF, the Fed will auction term funds to participating institutions. Each TAF auction is for a fixed amount, with the rate is determined by the auction process (subject to a minimum bid rate). Accepted bids are awarded advances under the TAF at an interest rate, which shall be the lowest interest rate at which bids were accepted, regardless of the rates a participant bid. All advances must be fully collateralized and the aggregate sum of all advances outstanding shall not exceed 75% of the collateral value of the collateral available to secure such advances. At December 31, 2009, the carrying value of selected loans pledged to the FRB amounted to $165,396,000. At December 31, 2008, the Company did not pledge any of its loans to the FRB. At December 31, 2009 and 2008, the Company did not have any 84-Day TAFs. At December 31, 2009, the fair value of obligations of government-sponsored enterprises pledged to secure Federal Reserve TAFs was $21,076,000. The Company did not pledge any securities to the Federal Reserve TAF at December 31, 2008.

Securities Sold Under Agreements to Repurchase

        Securities sold under Agreements to Repurchase mature on a daily basis and amounted to $52,829,000 and $29,276,000 at December 31, 2009 and 2008, respectively. These agreements are secured by obligations of government-sponsored enterprises with a fair value of $72,709,000 and $40,573,000 at December 31, 2009 and 2008, respectively. The weighted average interest rate on these agreements was 0.45% and 1.07% at December 31, 2009 and 2008, respectively. The obligations to repurchase the securities sold are reflected as a liability in the consolidated balance sheets. The dollar amount of the securities underlying the agreements remain in the asset accounts. The securities pledged are registered in the Company's name; however, the securities are held by the designated trustee of the broker. Upon maturity of the agreements, the identical securities pledged as collateral are returned to the Company.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LONG-TERM DEBT

        Long-term debt at December 31, 2009 and 2008 consists of the following fixed-rate FHLB advances:

	Amount			Weighted Average Rate
	December 31,			December 31,
	2009		2008	2009	2008
	(In thousands)
Advances maturing:
2009	$—		$800	—%	5.91%
2010	19,342	(a)	12,000	4.61	5.50
2011	38,293	(b)	32,000	4.52	4.95
2012	13,390	(c)	5,000	3.89	4.71
2013	17,342	(d)	10,000	4.48	4.78
2014	2,098		—	3.39	—
Thereafter	123,074	(e)	100,000	3.93	4.03
Amortizing advances	4,936	(f)	3,222	3.89	3.82

Total FHLB Advances	$218,475		$163,022	4.13%	4.39%

(a)
Includes advances callable in 2010 aggregating $11.1 million with a weighted average of 4.82%.

(b)
Includes advances callable in 2010 aggregating $32.0 million with a weighted average of 4.95%.

(c)
Includes advances callable in 2010 aggregating $8.1 million with a weighted average of 4.69%.

(d)
Includes advances callable in 2010 aggregating $15.2 million with a weighted average of 4.60%.

(e)
All advances callable between 2010 and 2013.

(f)
Amortizing advances require monthly principal and interest payments of $270,000 at December 31, 2009.

        All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 95% of the market value of U.S. Government, government-sponsored enterprises and mortgage-backed securities obligations, except for FHLMC and FNMA issued mortgage-backed securities, which are at 90% of market value. In addition, FHLB borrowings are secured by a lien on certain specifically pledged qualifying commercial loans at 50% of their carrying value. The carrying value of these commercial loans amounted to $44,228,000 and $45,820,000 at December 31, 2009 and 2008, respectively.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Subordinated debentures consist of the following:

		December 31,
		2009			2008
Maturity	Issued To	Amount	Interest Rate		Amount	Interest Rate
		(Dollars in thousands)
June 2031	Trust I	$14,500	10.18%		$14,500	10.18%
February 2034	Trust II	10,310	3.10	(1)	10,310	4.68	(1)
December 2036	Trust III	5,155	2.12	(2)	5,155	3.70	(2)

		$29,965	6.36%		$29,965	7.17%

(1)
Three-month LIBOR plus 2.85%

(2)
Three-month LIBOR plus 1.87%

        The outstanding subordinated debt may be included in regulatory Tier 1 capital, subject to a limitation that such amounts not exceed 25% of Tier 1 capital. At December 31, 2009 and 2008, subordinated debt aggregating $28,549,000 and $28,528,000, respectively, is included in Tier 1 capital. Deferred debt financing costs of $451,000 and $472,000, respectively, are included in other assets and are being amortized over the life of the debentures.

        For the years ended December 31, 2009, 2008 and 2007, the Company incurred $1,965,000, $2,302,000 and $2,593,000, respectively, of interest expense on the subordinated debt.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss) are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Securities
Net unrealized gain (loss) on securities available for sale	$(335)	$3,898	$7,121
Reclassification adjustment for net securities gains	(6)	(921)	(365)

Net unrealized gains (losses)	(341)	2,977	6,756
Tax effect	154	(1,230)	(2,708)

Net-of-tax amount	(187)	1,747	4,048

Derivative Instruments
Change in unrealized gain (loss) on derivatives used for cash flow hedges	(7)	(8)	25
Tax effect	3	4	(10)

Net-of-tax amount	(4)	(4)	15

Defined Benefit Pension Plans
Reclassification adjustment for losses recognized in net periodic benefit cost	(309)	—	—
Tax effect	124	—	—

Net-of-tax amount	(185)	—	—

	$(376)	$1,743	$4,063

        The components of accumulated other comprehensive income, included in stockholders' equity are as follows:

	December 31,
	2009	2008
	(In thousands)
Securities
Net unrealized gain on securities available for sale	$6,463	$6,804
Tax effect	(2,635)	(2,789)

Net-of-tax amount	3,828	4,015

Derivative Instruments
Net unrealized gain on derivatives used for cash flow hedges	10	17
Tax effect	(3)	(6)

Net-of-tax amount	7	11

Defined Benefit Pension Plan
Unrecognized net actuarial loss pertaining to defined benefit plan	(309)	—
Tax effect	124	—

Net-of-tax amount	(185)	—

	$3,650	$4,026

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OTHER COMPREHENSIVE INCOME (LOSS) (Concluded)

        No actuarial loss as is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2010.

14. INCOME TAXES

        Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Current tax provision (benefit):
Federal	$2,390	$(588)	$1,028
State	160	158	139

Total current provision (benefit)	2,550	(430)	1,167

Deferred tax (provision) benefit:
Federal	(1,897)	(2,287)	(664)
State	(504)	(632)	(90)
Change in enacted state tax rate	—	182	—
Change in valuation reserve	—	464	402

Total deferred benefit	(2,401)	(2,273)	(352)

Total tax provision (benefit)	$149	$(2,703)	$815

        The reasons for the differences between the statutory federal income tax amount and the effective tax amount are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Statutory federal tax amount at 34%	$1,856	$(1,838)	$1,758
Increase (decrease) resulting from:
State taxes, net of federal tax benefits	(227)	(313)	32
Change in enacted state tax rate	—	182	—
Municipal income	(1,736)	(1,024)	(462)
Non-deductable acquisition expenses	492	—	—
Partnership investment credits	(75)	—	—
Cash surrender value of bank-owned life insurance	(292)	(335)	(307)
Acquisition—NOL tax benefit	—	—	(283)
Change in valuation reserve-limited future income	—	464	402
Over (under) accrual of taxes	91	125	(342)
Other, net	40	36	17

Effective tax amount	$149	$(2,703)	$815

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (Continued)

        The Company has a charitable contribution carry forward in the amount of $6,850,000 which will expire in 2013, if not fully utilized. The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by (1) reviewing taxable income in allowable federal carry-back periods, and (2) assessing the likelihood of the Company generating federal and state taxable income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance of $866,000 was required at December 31, 2009 and 2008, due to the limited future taxable income for federal and state tax purposes.

        During 2008, the Company filed amended federal tax returns which resulted in interest costs of $67,000, which are included in other operating expenses. There were no penalties incurred or paid.

        The components of the net deferred tax asset are as follows:

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Federal	$12,946	$8,594
State	3,563	2,349

	16,509	10,943
Valuation reserve	(866)	(866)

	15,643	10,077

Deferred tax liabilities:
Federal	(5,035)	(2,405)
State	(989)	(717)

	(6,024)	(3,122)

Net deferred tax asset	$9,619	$6,955

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (Concluded)

        The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2009	2008
	(In thousands)
Net unrealized loss on securities available for sale	$(2,635)	$(2,789)
Depreciation and amortization	217	340
Allowance for loan losses	5,896	4,846
Employee benefit and share-based compensation plans	6,143	2,223
Deferred income	(15)	56
Charitable contribution carryover	3,076	2,736
Employee benefit plans recorded in other comprehensive income	124	—
Purchase accounting adjustments	(3,018)	—
Derivative instruments	(3)	(6)
Other, net	700	415

Total	10,485	7,821
Valuation reserve	(866)	(866)

Net deferred tax asset	$9,619	$6,955

        At December 31, 2009, the federal income tax reserve for loan losses at the Company's base year amounted to $2,057,000. If any portion of the reserve is used for purposes other than to absorb the losses for which established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve only to absorb loan losses, a deferred tax liability of $824,000 has not been provided.

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

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OFF-BALANCE SHEET ACTIVITIES (Continued)

Credit-Related Financial Instruments (Concluded)

        The approximate contractual amounts of the aforementioned commitments and conditional obligations are as follows:

	December 31,
	2009	2008
	(In thousands)
Financial instruments whose amounts represent credit risk:
Commitments to grant loans	$12,615	$13,604
Unfunded commitments under lines of credit	366,696	240,295
Unadvanced funds on construction loans	27,300	41,074
Commercial and standby letters of credit	5,056	9,470

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

Investments in Limited Partnerships

        The Company has commitments to advance funds to two limited partnerships, Shem Creek Capital Fund I, LLC and Endicott Opportunity Partners III, LLC. The commitments are in the amounts of $5 million and $10 million, respectively. At December 31, 2009, the outstanding balances on these investments were $1,785,000 and $500,000, respectively.

        At December 31, 2009, the Company has outstanding commitments in the amount of $3,079,000 and $9,500,000 relating to their investments in limited partnerships.

Beverly Salary Continuation and Employment Agreements

Salary Continuation Agreement

        At December 31, 2009, Beverly has a salary continuation agreement with an executive officer, which provides nonfunded retirement benefits for twenty years to be paid by the Company in 12 equal monthly installments upon termination of employment or attaining age 65. Upon change in control, as

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OFF-BALANCE SHEET ACTIVITIES (Continued)

Beverly Salary Continuation and Employment Agreements (Concluded)

Salary Continuation Agreement (Concluded)

defined in the agreement, the retirement benefits commence on the month following the executive's normal retirement age. The agreement is unfunded and the Company is the fiduciary and administrator. As of December 31, 2009, the liability under the salary continuation agreement was $602,000.

        Subsequently, on February 1, 2010, the Company entered into an employment agreement with an executive officer, which supersedes the Beverly salary continuation agreement and which generally provides for a base salary and continuation of benefits currently received. The employment agreement extends until December 31, 2011 and then extends in one year increments unless the executive receives notice from the Company at least six months prior to the expiration of the term of the Company's decision not to renew the employment agreement. If the executive's employment is terminated for any reason prior to January 1, 2012, including voluntary resignation by the executive, the executive shall be entitled to a change in control agreement severance in an amount equal to $933,000. Additionally, an annual benefit of $100,000 for twenty (20) years under the Salary Continuation Agreement maintained by the executive's prior employer shall be fully vested, such annual benefit to be paid by the Company to the executive in 12 equal monthly installments commencing with the month following the executive's attaining age 65.

Employment Agreements

        At December 31, 2009, Beverly has a one year employment agreement with an executive officer, which generally provides for a base salary and the continuation of benefits currently received. However, such employment may be terminated for cause, as defined, without incurring any continuing obligation. Subsequently, on February 1, 2010, the employment agreement was terminated and the Company entered into a two year employment agreement with the executive officer, which generally provides for a base salary and the continuation of benefits currently received. However, such employment may be terminated for cause, as defined, without incurring any continuing obligation.

        At December 31, 2009, Beverly has a two year employment agreement with an officer which generally provides for a base salary and the continuation of benefits currently received. However, such employment may be terminated for cause, as defined, without incurring any continuing obligation. Effective January 1, 2010, the Company amended the agreement to a one year term of employment with the term expiring on December 31, 2010.

Danversbank Employment Agreements

        The Company previously entered into a three-year employment agreement with an executive officer providing for a base salary and the continuation of benefits currently received. However, such employment may be terminated for cause, as defined, without incurring any continuing obligation. The term of this employment agreement expired on February 23, 2010.

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

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OFF-BALANCE SHEET ACTIVITIES (Concluded)

Danversbank Change in Control Agreements

        At December 31, 2009, the Company has change in control agreements with eight senior officers, which will be in effect for 12 months following a change in control. Under the agreements, in the event that within 12 months after a change in control, as defined in the agreement, Danversbank or Danvers Bancorp, Inc. or their successors terminates the employment of an individual covered by the agreement without cause, as defined in the agreement, or if the individual voluntarily resigns with good reason, as defined in the agreement, the individual will receive a lump sum payment in the amount equal to one and one-half times the sum of (a) the officer's annual base salary and (b) the greater of the officer's target cash bonus for the year of termination or the officer's highest cash bonus earned in the preceding three years, subject to the limitations imposed by Section 280G of the Internal Revenue Code. The agreements also provide for continued health, dental and vision benefit coverage for 18 months following termination of employment.

        Subsequently, on February 1, 2010, the Company entered into additional change in control agreements with four senior officers, which will be in effect for 12 months following a change in control. Two of the new change in control agreements replaced existing change in control agreements. Under the agreement, in the event that within 12 months after a change in control, as defined in the agreement, Danversbank or Danvers Bancorp, Inc. or their successors terminates the employment of an individual covered by the agreement without cause, as defined in the agreement, or if the individual voluntarily resigns with good reason, as defined in the agreement, the individual will receive a lump sum payment in the amount equal to one to three times the sum of (a) the officer's annual base salary plus (b) the greater of the officer's target cash bonus for the year of termination or the officer's highest cash bonus earned in the preceding three years, subject to the limitations imposed by Section 280G of the Internal Revenue Code. The agreements also provide for continued health, dental and vision benefit coverage ranging from 12 to 36 months following termination of employment.

Beverly Change in Control Agreements

        At December 31, 2009, Beverly has a change in control agreement with an executive officer, which will be in effect for 24 months following a change in control. Under the agreement, in the event that within 24 months after a change in control, as defined in the agreement, the individual will receive a lump sum equal to the product of the average sum equal to three times the product of the lesser of five years, or term of employment, average sum of annual base compensation (salary plus bonus) paid to the executive officer preceding a change in control, subject to the limitations imposed by Section 280G of the Internal Revenue Code.

        At December 31, 2009, Beverly has change in control agreements with three executive officers which state that if the executive officer's employment is terminated within 24 months after a change in control, as defined in the agreement, then the executive officer is entitled to a lump sum equal to two times the product of the lesser of five years, or term of employment, average sum of annual base compensation (salary plus bonus) paid to the executive officer preceding a change in control, subject to the limitations imposed by Section 280G of the Internal Revenue Code. Subsequently, as of March 12, 2010, two executive Beverly officers exercised their termination agreements and were paid in accordance with their change in control agreements in the amount of $593,000, which was accrued by Beverly as of the acquisition date.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        On August 7, 2007, the Company terminated the collar for risk management purposes. Amounts deferred in other comprehensive income during the period when hedge accounting was applied will be reclassified to earnings as the originally hedged forecasted transactions affect earnings. Amounts deferred in other comprehensive income will continue to be reported in other comprehensive income unless it is probable that the originally hedged forecasted transactions will not occur.

        Gains on the agreement recognized in non-interest income were $8,000, $8,000 and $9,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Interest Rate Risk Management—Derivative Instruments Not Designated As Hedging Instruments

        Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments. These undersigned derivative instruments are recognized on the consolidated balance sheet at fair value, with changes in fair value recorded in noninterest income. Fees earned in connection with the execution of derivatives related to this program are recognized in other non-interest income.

Interest Rate Swaps and Interest Rate Cap Agreements

        As part of the Company's risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company's assets and liabilities. Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The agreements entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company's credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at December 31, 2009.

        At December 31, 2009, the Company had five interest rate swaps and one cap agreements and at December 31, 2008 had five interest rate swap agreements. These interest rate products mature at various dates ranging from December 31, 2010 through April 12, 2017. At December 31, 2009 and 2008, the notional amount of these interest rate products was $92,245,000 and $44,756,000, respectively, with a variable pay rate of the 1 Month LIBOR and a fixed receive rate ranging from 4.10% through 7.29%.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Concluded)

Interest Rate Risk Management—Derivative Instruments Not Designated As Hedging Instruments (Concluded)

Interest Rate Swaps and Interest Rate Cap Agreements (Concluded)

        For the years ended December 31, 2009 and 2008, the gain recognized in non-interest income on these agreements amounted to $29,000 and $94,000, respectively. There were no swap agreements in 2007.

        The following table presents the fair values of derivatives not designated as hedging instruments in the consolidated balance sheets:

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments under ASC Topic 815:
December 31, 2009:
Interest rate swap agreements	Other assets	$1,176	Other liabilities	$1,185
Interest rate cap agreements	Other assets	109	Other liabilities	106

Total interest rate products		$1,285		$1,291

December 31, 2008:
Interest rate swap agreements	Other assets	$1,761	Other liabilities	$1,796

        The following table presents information pertaining to the Company's derivatives not designated as hedging instruments:

		Amount Recognized in Income on Derivatives for the Years Ended December 31,
	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments Under ASC Topic 815		2009	2008
		(In thousands)
Interest rate swap agreements	Other income	$26	$94
Interest rate cap agreements	Other income	3	—

Total income on interest rate products		$29	$94

Collateral Requirements

        The Company pledged collateral to derivative counterparties in the form of government sponsored-enterprise securities with a fair value of $503,000 as of December 31, 2009. No collateral was posted from counterparties to the Company as of December 31, 2009. The Company may need to post additional collateral in the future in proportion to potential increase in unrealized loss positions.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONTINGENCIES

        In the ordinary course of business, the Company is involved in litigation. Based on its review, with the assistance of legal counsel, management does not expect the resolution of any of these additional matters currently subject to litigation to have a material adverse effect on the Company's consolidated financial position or results of operations.

18. REGULATORY CAPITAL REQUIREMENTS

        The Company and Danversbank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Danversbank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Danversbank must meet specific capital guidelines that involve quantitative measures of the Company's and Danversbank's assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Company's and Danversbank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to a mutual holding company. Quantitative measures established by regulation to ensure capital adequacy require the Company, and Danversbank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Company and Danversbank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2009 and 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Danversbank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios, as set forth in the table. There are no conditions or events since that regulatory notification that management believes have changed Danversbank's category.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

REGULATORY CAPITAL REQUIREMENTS (Continued)

        The Company's and Danversbank's actual capital amounts and ratios are as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2009(1):
Total Capital to Risk Weighted Assets:
Consolidated	$288,235	15.9%	$145,429	8.0%	N/A	N/A
Danversbank	194,567	13.3	116,645	8.0	$145,807	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	273,536	15.0	72,714	4.0	N/A	N/A
Danversbank	179,858	12.3	58,323	4.0	87,484	6.0
Tier 1 Leverage Capital to Average Assets:
Consolidated	273,536	12.3	89,286	4.0	N/A	N/A
Danversbank	179,858	9.4	76,495	4.0	95,619	5.0
December 31, 2008:
Total Capital to Risk Weighted Assets:
Consolidated	$269,240	22.0%	$97,794	8.0%	N/A	N/A
Danversbank	184,459	15.1	97,608	8.0	$122,010	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	257,107	21.0	48,897	4.0	N/A	N/A
Danversbank	172,316	14.1	48,804	4.0	73,206	6.0
Tier 1 Leverage Capital to Average Assets:
Consolidated	257,107	16.6	62,142	4.0	N/A	N/A
Danversbank	172,316	11.1	62,064	4.0	77,580	5.0

(1)
Beverly is not presented and not considered meaningful due to Beverly merging with Danversbank as of February 12, 2010.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

REGULATORY CAPITAL REQUIREMENTS (Concluded)

        A reconciliation of the Company's and Danversbank's stockholders' equity to regulatory capital follows:

	December 31,
	2009		2008
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders' equity per financial statements	$285,666	$184,133	$233,008	$176,755
Adjustments to Tier 1 capital:
Unrealized gains on securities available for sale, net of tax	(3,828)	(3,929)	(4,015)	(4,015)
Unrealized loss on equity securities, net of tax	(53)	(51)	—	—
Defined Benefit Plan	185	—	—	—
Unrealized gains on cash flow hedge, net of tax	(7)	(7)	(11)	(11)
Preferred stock	—	(10)	—	(10)
Subordinated debt	28,549	—	28,528	—
Goodwill	(23,646)	—	—	—
Core deposit intangible	(11,448)	(237)	(356)	(356)
Servicing assets	(43)	(41)	(47)	(47)
Dissallowed deferred tax assets	(1,839)	—	—	—

Total Tier 1 capital	273,536	179,858	257,107	172,316

Adjustments to total capital:
Preferred stock	—	10	—	10
Allowance for loan losses	14,699	14,699	12,133	12,133

Total capital per regulatory reporting	$288,235	$194,567	$269,240	$184,459

        In 2008, as part of the Conversion, the Company established a liquidation account in the amount of $98,672,000, which is equal to the net worth of Danversbank as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at Danversbank after the Conversion. The liquidation account is reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date and at December 31, 2009 the balance was $. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. EMPLOYEE BENEFIT PLANS

SBERA Defined Benefit Pension Plan

        Employee benefits were provided to Danversbank employees through participation in the Savings Bank's Employees Retirement Association's Pension Plan ("SBERA Pension Plan"). The benefits were interrelated with benefits provided under the 401(k) Plan and based on employees' years of service and annual compensation, as defined in the SBERA Pension Plan. Effective August 15, 2003, the Company curtailed the benefits under the Plan, and no additional employees were eligible to participate in the Plan and effective June 30, 2007, the Company voted to terminate the Plan. In connection with the termination, the Company recognized a loss on settlement amounting to $359,000, as of December 31, 2007, which is included in salaries and employee benefits. No contributions were made for the Plan year beginning November 1, 2007.

        As of October 1, 2008, the Plan was terminated and benefits in the amount of $178,000 less termination fees of $34,000 were paid to participants.

        The net pension expense for the Plan included the following components:

Fourteen Months Ended December 31, 2007
(In thousands)
Interest cost	$287
Expected return on plan assets	(310)
Settlement loss	359

Net pension expense	$336

        The assumptions used to determine net periodic pension cost are as follows:

December 31, 2007
Discount rate	5.75%
Expected long-term rate of return on plan assets	5.75%

Beverly Defined Benefit Plan

        Beverly provides pension benefits to eligible employees through participation through a defined benefit plan. Effective January 1, 2006, Beverly suspended the plan so that participating employees no longer earn additional defined benefits for future services.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

Beverly Defined Benefit Plan (Continued)

        The following sets forth the Plan's status:

For the Two Months Ended December 31, 2009
(In thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of period	$8,353
Interest cost	85
Unrecognized loss	525
Benefits paid	(70)

Benefit obligation at end of period	8,893

Change in plan assets:
Fair value of plan assets at beginning of period	5,544
Actual return on plan assets	319
Benefits paid	(70)

Fair value of plan assets at end of period	5,793

Funded status	$(3,100)

Accrued pension benefit	$(3,100)

Accumulated benefit obligation	$8,893

        At December 31, 2009, the discount rate used in to determine the benefit obligation was 5.75%.

        The components of net periodic pension cost are as follows:

For the Two Months Ended December 31, 2009
(In thousands)
Interest cost	$85
Expected return on plan assets	(82)

Net pension expense	$3

        The assumptions used to determine net periodic pension cost are as follows:

Year Ended December 31, 2009
Discount rate	5.75%
Expected long-term rate of return on plan assets	9.00%

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

Beverly Defined Benefit Plan (Continued)

        In general, the Company selected their assumptions with respect to the expected long-term rate of return based on prevailing yields on high quality fixed income investments increased by a premium for equity return expectations.

        Beverly's fair value of major categories of pension plan assets are summarized below:

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Plan Assets
Equity securities:
Common stocks	$2,144	$—	$—	$2,144
Equity funds	—	1,388	—	1,388
Mutual funds—real estate	—	609	—	609
Beverly National Bank money market account(1)	499	—		499
Fixed income	—	1,141	—	1,141
Accrued interest	—	10	—	10
Cash	2	—	—	2

	$2,645	$3,148	$—	$5,793

(1)
At December 31, 2009, money market account is maintained at the Company.

        The plan assets measured at fair value in Level 1 are cash and assets based on quoted market prices in an active market. Plan assets measured at fair value in Level 2 are based on pricing models that consider input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

        The defined benefit plan offers a common and collective trust as the underlying investment structure for the pension plan. The target allocation mix for the common and collective trust portfolio calls for an equity-based investment deployment range from 65% to 75% of total portfolio assets. The remainder of the portfolio is allocated to fixed income investments with a target range of 25% to 35%. The overall investment objective is to diversify investments across a spectrum of investment types to limit risks for large market changes.

        The Plan's contribution requirement for the fiscal year ending December 31, 2010 has not been determined. Actual contributions to the Plan for the fiscal year ending December 31, 2009 will be based on the contribution requirements and other factors, including the December 31, 2010 disclosure status.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

Beverly Defined Benefit Plan (Concluded)

        Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending December 31,	Amount
(In thousands)
2010	$433
2011	425
2012	436
2013	429
2014	460
2015-2019	2,906

401(k) Savings Plan

        Substantially all of the Company's employees are eligible to participate in the Savings Banks' Employees Retirement Association 401(k) Savings Plan. Under the 401(k) Plan, employees may make contributions of up to 75% of their eligible compensation. The Company makes discretionary contributions to the Plan equal to 4% of eligible employees' salaries. Beverly employees are eligible to participate in the Plan beginning January 1, 2010.

        The Company's total expense under the 401(k) Plan and the Pension Plans for the years ended December 31, 2009, 2008 and 2007, amounted to $585,000, $538,000 and $531,000, respectively.

Beverly Defined Contribution Plan

        The former employees of Beverly participate in a 401(k) plan, which provided for voluntary contributions by participating employees ranging from one percent to twelve percent of their compensation, subject to certain limitations. Beverly matched the employees' contributions equal to 100% of salary deferral up to 4.5% of participant's compensation. As of January 1, 2010, no additional employee or employer contributions were made to the plan. The plan was transferred to the Company's 401(k) Plan as of February 11, 2010.

        The Company's total expense under the Beverly 401(k) plan for the two months ended December 31, 2009 amounted to $65,000.

Incentive Compensation Plan

        Substantially all of the Company's employees are eligible to participate in the Company's Annual Incentive Compensation Plan. Incentive award payments are determined on the basis of Company performance and individual performance, with incentive awards ranging from 0% to 40% of annual compensation. These awards are paid after the close of the fiscal year contingent on the Compensation Committee's assessment of the Company's performance relative to performance targets established between the Board of Directors and senior management. Incentive awards expense for the years ended December 31, 2009, 2008 and 2007, was $2,700,000, $2,821,000 and $2,174,000, respectively.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

Phantom Stock Plan

        The Company had established a Phantom Stock Plan (the "Plan"). Upon the Conversion in 2008, all shares were vested under the change in control provisions and the Plan was terminated. The value of all vested shares was distributed to the participants amounting to $9,056,000. The maximum number of phantom shares that could have been awarded to participants was 870,418. Shares were granted at the discretion of the Board of Directors and were recorded in other liabilities. The intended service period for all grants made under the Plan was five years. The initial grants vested 60% in year three and 40% in year five. All subsequent grants vested 100% in year five. Grants made to independent members of the Board of Directors vested 100% in year three. Compensation expense related to these benefits was $3,743,000 and $2,228,000 for the years ended December 31, 2008 and 2007, respectively.

Supplemental Pension Plan

        The Company provides supplemental retirement and death benefits for certain officers of the Company under the terms of the Supplemental Pension Agreement (the "Agreement"). Benefits to be paid under the Agreement are based primarily on the officer's salary and years of service.

        The retirement benefits, as defined in the Agreement, are accrued by charges to compensation expense over the required service periods of the officers. Compensation expense related to these benefits was $1,308,000, $1,046,000 and $670,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

Beverly Supplemental Retirement Plan

        On December 24, 1996, Beverly adopted a Supplemental Retirement Plan for two executive officers. The plan provides nonfunded retirement benefits designed to supplement benefits available through the Beverly's retirement plan for employees. The supplemental retirement agreements under the retirement plan provide that the officers do not have any right, title or interest in or to any specified assets of Beverly or any trust or escrow arrangement. In connection with the retirement agreements, Beverly established two trust agreements. Beverly is not the trustee of the trusts.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

Beverly Supplemental Retirement Plan (Continued)

        The following tables set forth information about the plan as of the date noted:

For the Two Months Ended December 31, 2009
(In thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of period	$1,054
Interest cost	11
Unrecognized loss	28
Benefits paid	(21)

Benefit obligation at end of period	1,072

Change in plan assets:
Fair value of plan assets at beginning of period	—
Actual return on plan assets	21
Benefits paid	(21)

Fair value of plan assets at end of period	—
Funded status	$(1,072)

Accrued expense	$(1,072)

Accumulated benefit obligation	$1,072

        At December 31, 2009, the discount rate used in to determine the benefit obligation was 5.75%.

        The components of net periodic pension cost are as follows:

For the Two Months Ended December 31, 2009
(In thousands)
Interest cost	$11
Amortization of unrecognized loss	—

Net pension expense	$11

        The assumptions used to determine net periodic pension cost are as follows:

Year Ended December 31, 2009
Discount rate	5.75%

        The Company expects to contribute $123,000 to its retirement plan in 2010.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

Beverly Supplemental Retirement Plan (Concluded)

        Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending December 31,	Amount
(In thousands)
2010	$123
2011	123
2012	123
2013	123
2014	123
2015-2019	616

        At December 31, 2009, the retirement plan was secured by certain assets held in a Rabbi Trust at the Company with a fair value of $858,000. The Rabbi Trust is used to assist in the administration of the retirement plan and is subject to the claims of creditors in the case of insolvency.

        The Company's fair value of major categories of assets securing the retirement plan are summarized below:

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Mutual funds	$—	$90	$—	$90
Life insurance policies	—	578	—	578
Fixed income	—	164	—	164
Cash and cash equivalents	26	—	—	26

	$26	$832	$—	$858

Employee Stock Ownership Plan

        In 2008, the Company adopted the Employee Stock Ownership Plan ("ESOP") to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

Employee Stock Ownership Plan (Concluded)

        The Company contributed funds to the Bank to enable it to grant a loan to the ESOP for the purchase of shares of the Company's common stock at the time of the Conversion. The loan obtained by the ESOP from the Company to purchase Company common stock is payable annually over 20 years at a rate of 3.25% per annum, adjustable annually. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

        At December 31, 2009, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)
2010	$558
2011	577
2013	595
2013	615
2014	634
Thereafter	10,394

$13,373

        Shares held by the ESOP include the following:

	December 31, 2009	December 31, 2008
Allocated	142,740	71,370
Committed to be allocated	—	—
Unallocated	1,284,660	1,356,030

	1,427,400	1,427,400

        At December 31, 2009 and 2008, the fair value of the unallocated shares was $16,688,000 and $18,130,000, respectively. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2009 and 2008 was $955,000 and $828,000, respectively.

Stock Option Plan

        Under the Company's 2008 Stock Option and Incentive Plan (the "Stock Plan"), the Company may grant options to its directors, officers and employees for up to 1,784,250 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Stock Plan. The exercise price of each option equals the market price of the Company's stock on the date of grant and the maximum term of each option is ten years (5 years for a 10% owner). The options vest 20% per year from the date of grant and are fully vested in year five.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

Stock Option Plan (Concluded)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

        A summary of option activity under the Stock Plan as of December 31, 2009, and changes during the year then ended, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at beginning of year	—	$—
Granted	1,575	13.00
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at end of year	1,575	13.00	4.1	$5,959

Exercisable at end of year	—	$—	—	$—

        The weighted-average grant-date fair value of options granted during the year ended December 31, 2009 was $13.00. There were no options exercised in 2009.

        For the year ended December 31, 2009, the share-based compensation expense applicable to the non-vested stock options amounted to $1,081,000 and the recognized tax benefit related to this expense was $272,000.

        As of December 31, 2009, the unrecognized share-based compensation expense related to the non-vested options amounted to $4,813,000. This amount is expected to be recognized over a weighted average period of 4.1 years.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Concluded)

Restricted Stock Options

        Under the Company's Stock Plan, the Company reserved 713,700 shares of the its common stock for issuance as restricted stock awards to directors and employees of the Company. In February 2009, the Compensation Committee of the Board of Directors implemented the Stock Plan, approved the restricted stock and authorized management to take the necessary steps to carry out the implementation of the Stock Plan, including the purchase of up to 713,700 shares of the Company's outstanding common shares through open market transactions or negotiated block transactions. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. Shares awarded vest 20% per year over a five year period. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. The fair value of the restricted stock awards granted in 2009 was $13 per share.

        The following table presents the status of non-vested restricted shares under the Stock Plan as of December 31, 2009 and changes during the year then ended:

	Number of Shares	Weighted Average Grant-date Fair Value
	(In thousands)
Non-vested stock awards at beginning of year	—	$—
Restricted shares granted	640	8,317
Shares vested	—	—
Forfeited	—	—

Non-vested stock awards at end of year	640	$8,317

        Total expense for the restricted stock awards was $1,524,000 and a recognized tax benefit related to the expense of $609,000 for the year ended December 31, 2009.

        As of December 31, 2009, the unrecognized share-based compensation expense related to the nonvested options amounted to $6,793,000.

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

        At December 31, 2009, the Bank's retained earnings available for the payment of dividends was $14,657,000. Accordingly, $232,222,000 of the Company's equity in net assets of the Bank was restricted at December 31, 2009. Funds available for loans or advances by the Bank to the Company amounted to $24,294,000.

        In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. RELATED PARTY TRANSACTIONS

        In the ordinary course of business, the Company does business with or receives services from entities that members of the Board of Directors of the Company have a financial interest. During the year ended December 31, 2009, the Company contracted electrical and HVAC services with an entity owned by a member of the Board of Directors in the amount of $161,000 and paid premiums on life insurance policies amounting to $146,000 brokered by a Board member.

22. FAIR VALUE OF ASSETS AND LIABILITIES

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

        Securities—The available for sale securities measured at fair value in Level 1 are based on quoted market prices in an active market. These securities include marketable equity securities. Level 2 are based on market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well established independent broker-dealers. The independent pricing service monitors market indicators, industry and economic events, and for broker-quotes on securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants. These securities include U.S. Government and government-sponsored enterprises, mortgage-backed securities, corporate bonds, foreign government bonds and municipal bonds. The securities measured at fair value in Level 3 are based on target prices obtained from independent third party services using dividend discount models and peer group analysis. The securities held in Level 3 are warrants.

        Restricted stock—The fair value of FHLB and FRB stock is equal to cost based on redemption provisions.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Determination of Fair Value (Concluded)

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

        Interest rate products—The fair value of interest rate swap and cap agreements are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rates and also include the value associated with counterparty credit risk.

        Off-balance sheet credit related instruments—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of these fees at December 31, 2009 and 2008 was immaterial to the consolidated financial statements.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities Available for Sale:
Debt securities:
U.S. Government	$—	$15,480	$—	$15,480
Federal Home Loan Mortgage Corporation	—	6,012	—	6,012
Other government-sponsored enterprises:
Federal National Mortgage Association	—	7,729	—	7,729
Federal Home Loan Bank	—	107,554	—	107,554
Federal Farm Credit Bank	—	56,838	—	56,838
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	—	86,421	—	86,421
Federal National Mortgage Association	—	113,941	—	113,941
Government National Mortgage Association	—	61,215	—	61,215
Municipal bonds	—	24,364	—	24,364
Other bonds and notes	—	250	—	250
Marketable equity securities:
Warrants	—	—	692	692
Mutual funds	—	599	—	599
Other equities	5	—	—	5
Other:
Interest rate products	—	1,285	—	1,285

Total assets	$5	$481,688	$692	$482,385

Liabilities
Interest rate products	$—	$1,291	$—	$1,291

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Concluded)

	December 31, 2008
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities Available for Sale:
U.S. Government	$—	$2,018	$—	$2,018
Federal Home Loan Mortgage Corporation	—	1,148	—	1,148
Other government-sponsored enterprises:
Federal Home Loan Bank	—	142,397	—	142,397
Federal Farm Credit Bank	—	78,226	—	78,226
Mortgage-backed:
Federal Home Loan Mortgage Corporation	—	76,652	—	76,652
Federal National Mortgage Association	—	102,416	—	102,416
Government National Mortgage Association	—	68,922	—	68,922
Municipal bonds	—	18,816	—	18,816
Other bonds and notes	—	250	—	250
Other:
Interest rate products	—	1,761	—	1,761

Total assets	$—	$492,606	$—	$492,606

Liabilities
Interest rate products	$—	$1,796	$—	$1,796

        The table below presents, for the year ended December 31, 2009, the changes in Level 3 assets that are measured at fair value on a recurring basis.

Assets
Securities Available for Sale
(In thousands)
Balance as of December 31, 2008	$—
Total unrealized losses included in other comprehensive income	(87)
Purchases	779

Balance as of December 31, 2009	$692

Change in unrealized losses relating to instruments still held at December 31, 2009	$(87)

Assets Measured at Fair Value on a Non-recurring Basis

        The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2009 and 2008.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Assets Measured at Fair Value on a Non-recurring Basis (Concluded)

        The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2009 and 2008. The losses represent the amount of write-down recorded during 2009 and 2008 on the assets held at December 31, 2009 and 2008, respectively:

	December 31, 2009			Year Ended December 31, 2009
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Assets
Other real estate owned	$—	$—	$1,427	$264
Impaired loans	—	—	653	696

	$—	$—	$2,080	$960

	December 31, 2008			Year Ended December 31, 2008
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Assets
Other real estate owned	$—	$1,158	$—	$1,387
Impaired loans	—	1,481	—	737

	$—	$2,639	$—	$2,124

        At December 31, 2009, the amount of other real estate owned in Level 3 represents the carrying value and related charge-offs for which adjustments are based on current appraised value of the collateral or where current appraised value is not obtained, management's discounted estimate of the collateral. At December 31, 2009, the amount of impaired loans in Level 3 represents the carrying value and related charge-offs allocated reserves on impaired loans for which adjustments are based on current appraised value of the collateral or where current appraised value is not obtained, management's discounted estimate of the collateral. Appraised values are typically based on a blend of (a) an income approach using observable cash flows to measure fair value, and (b) a market approach using observable market comparables.

        At December 31, 2008, the amount of other real estate owned in Level 2 represents the carrying value and related charge-offs for which adjustments are based on appraised value of the collateral. At December 31, 2008, the amount of impaired loans in Level 2 represents the carrying value and related charge-offs allocated reserves on impaired loans for which adjustments are based on appraised value of the collateral.

        Appraised values are typically based on a blend of (a) an income approach using observable cash flows to measure fair value, and (b) a market approach using observable market comparables.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (Concluded)

Summary of Fair Values of Financial Instruments

        The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from its disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$71,757	$71,757	$33,129	$33,129
Certificates of deposit	10,679	10,679	10,291	10,291
Securities available for sale	481,100	481,100	490,845	490,845
Securities held to maturity	110,932	108,697	—	—
Restricted stock	18,726	18,726	14,001	14,001
Loans and loans held for sale, net	1,653,413	1,660,176	1,106,815	1,118,521
Accrued interest receivable	9,998	9,998	7,457	7,457
Financial liabilities:
Deposits:
Demand deposits	224,776	224,776	123,414	123,414
Savings and NOW accounts	376,975	376,975	176,365	176,365
Money market accounts	621,683	621,683	440,931	440,931
Term certificates	542,369	545,740	377,573	379,840
Short-term borrowings	172,829	172,829	168,276	168,276
Long-term debt	218,475	222,122	163,022	165,822
Subordinated debt	29,965	12,402	29,965	9,608
Accrued interest payable	1,838	1,838	1,309	1,309
On-balance sheet derivative financial instruments:
Interest rate products:
Assets	1,285	1,285	1,761	1,761
Liabilities	1,291	1,291	1,796	1,796

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

        Financial information pertaining to Danvers Bancorp, Inc. is as follows:

Balance Sheets

	December 31,
	2009	2008
	(In thousands)
Assets:
Cash and cash equivalents held at Danversbank	$47,645	$68,589
Investment in Danversbank	184,133	176,755
Investment in Beverly	62,746	—
Investment in Danvers Capital Trusts	1,417	1,437
Investment in Endicott III, LP	500	—
Loan to Danversbank ESOP	13,373	13,914
Deferred tax asset	2,331	1,870
Other assets	3,557	582

	$315,702	$263,147

Liabilities and stockholders' equity:
Subordinated debentures	$29,965	$29,965
Other liabilities	71	174

Total liabilities	30,036	30,139
Stockholder's equity:
Retained earnings (net of restricted and treasury stock)	298,512	246,568
Unearned compensation—ESOP, 12,846,000 shares and 13,560,000 shares December 31, 2009 and 2008, respectively	(12,846)	(13,560)

Total stockholders' equity	285,666	233,008

	$315,702	$263,147

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

Statements of Operations

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Interest and dividend income:
Interest on loan	$452	$1,012	$—
Interest on debt securities	—	—	2,719
Interest and dividends on equity and other securities	68	78	87
Interest on cash equivalents	947	644	—

Total interest and dividend income	1,467	1,734	2,806
Interest on borrowed funds	2,033	2,380	2,681

Net interest income (expense)	(566)	(646)	125
Non-interest expense:
Contributions to the Danversbank Charitable Foundation	—	6,850	—
Employee benefits	2,605	—	—
Other operating expense	349	121	—

Total non-interest expense	2,954	6,971	—

Income (loss) before income taxes	(3,520)	(7,617)	125
Benefit for income taxes	(1,204)	(2,174)	—

Income (loss) before undistributed earnings of subsidiaries	(2,316)	(5,443)	125
Equity in undistributed earnings of subsidiaries	7,625	2,740	4,229

Net income (loss)	$5,309	$(2,703)	$4,354

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Concluded)

Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$5,309	$(2,703)	$4,354
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Equity in undistributed earnings of subsidiaries	(7,625)	(2,740)	(4,229)
Common stock issued to Danversbank Charitable Foundation	—	6,500	—
Deferred tax benefit	(461)	(1,870)	—
ESOP expense	2,845	114	—
Other, net	(3,078)	(547)	(37)

Net cash provided (used) by operating activities	(3,010)	(1,246)	88

Cash flows from investing activities:
Investment in bank subsidiary	—	—	—
Purchase of corporate stock	—	—	—
Investment in Endicott III, LP	(500)	—	—
ESOP loan to Danversbank	—	(14,274)	—
ESOP principal payments received from Danversbank	541	360	—

Net cash provided (used) by investing activities	41	(13,914)	—

Cash flows from financing activities:
Increase in subordinated debentures	—	—	—
Capital contribution to Danversbank	—	(84,038)	—
Dividends paid	(1,299)	(656)	—
Acquisition of common stock for incentive plans	(16,676)	—	—
Issuance of common stock	—	168,074	—

Net cash provided (used) by financing activities	(17,975)	83,380	—

Change in cash and cash equivalents	(20,944)	68,220	88
Cash and cash equivalents at beginning of year	68,589	369	281

Cash and cash equivalents at end of year	$47,645	$68,589	$369

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

24. QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2009				2008
	Fourth Quarter(1)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest and dividend income	$27,859	$23,042	$22,027	$21,429	$22,164	$20,992	$21,137	$21,237
Interest expense	8,645	8,897	8,993	8,948	9,481	9,107	9,048	10,712

Net interest income	19,214	14,145	13,034	12,481	12,683	11,885	12,089	10,525
Provision for loan losses	1,750	1,400	1,200	760	1,500	1,050	1,075	600

Net interest income,
after provision for loan losses	17,464	12,745	11,834	11,721	11,183	10,835	11,014	9,925
Non-interest income	2,410	1,667	1,803	1,709	1,666	1,441	1,635	2,285
Non-interest expense	17,480	13,044	13,599	11,772	12,344	10,653	10,736	21,657 (2)

Income (loss) before income taxes	2,394	1,368	38	1,658	505	1,623	1,913	(9,447)
Provision (benefit) for income taxes	(234)	205	(97)	275	542	1,575	1,371	(6,191)

Net income (loss)	$2,628	$1,163	$135	$1,383	$(37)	$48	$542	$(3,256)

Weighted-average shares outstanding:
Basic	18,488,838	15,662,796	15,949,439	16,376,388	16,468,886	16,450,979	16,433,139	N/A
Diluted	18,600,778	15,734,543	16,011,626	16,383,254	16,468,886	16,450,979	16,433,139	N/A
Earnings per share:
Basic	$0.14	$0.07	$0.01	$0.08	$—	$—	$0.03	N/A
Diluted	$0.14	$0.07	$0.01	$0.08	$—	$—	$0.03	N/A

(1)
Fourth Quarter—Overall increases in the fourth quarter of 2009 were due to the Beverly acquisition. In addition, interest and dividend income increased significantly due to the Company's significant loan growth during the year. Also, the tax benefit is a result of the tax effect of the Beverly acquisition. Non-interest expense increased significantly due to acquisition costs of $10,391,000.

(2)
Non-interest expense—Non-interest expense decreased significantly in the first quarter of 2009. The decrease was due to two 2008 non-recurring events that did not occur in 2009; a $6.9 million pretax charge related to the establishment of Danversbank Charitable Foundation and a $3.7 million pretax charge related to the acceleration of the Bank's Phantom Stock Plan.