Form 10-Q
period 2010-03-31
Danvers Bancorp, Inc.
filed 2010-05-10
CIK 1410703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Shares outstanding of the registrant’s common stock, $0.01 par value, at April 30, 2010: 21,555,886

DANVERS BANCORP, INC.

TABLE OF CONTENTS

			Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	-	Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	3

	-	Consolidated Statements of Income for the Three Months Ended
		March 31, 2010 and 2009	4

	-	Consolidated Statements of Changes in Stockholders' Equity for the
		Three Months Ended March 31, 2010 and 2009	5

	-	Consolidated Statements of Cash Flows for the Three Months Ended
		March 31, 2010 and 2009	6

	-	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations		25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		37

Item 4.	Controls and Procedures		39

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings		40

Item 1A.	Risk Factors		40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		40

Item 3.	Defaults Upon Senior Securities		41

Item 4.	(Removed and Reserved)		41

Item 5.	Other Information		41

Item 6.	Exhibits		42

DANVERS BANCORP, INC.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands)
ASSETS
Cash and cash equivalents	$64,257	$71,757
Certificates of deposit	-	10,679
Securities available for sale, at fair value	466,018	481,100
Securities held to maturity, at cost	108,879	110,932
Loans held for sale	215	1,948
Loans	1,659,677	1,666,164
Less allowance for loan losses	(15,509)	(14,699)
Loans, net	1,644,168	1,651,465

Restricted stock, at cost	18,726	18,726
Premises and equipment, net	37,433	36,764
Bank-owned life insurance	33,216	32,900
Other real estate owned	1,271	1,427
Accrued interest receivable	9,442	9,998
Deferred tax asset, net	5,160	9,619
Goodwill and intangibles assets	34,539	35,094
Prepaid FDIC assessment	8,007	8,515
Prepaid taxes	9,257	6,348
Other assets	14,240	12,477
	$2,454,828	$2,499,749

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$222,189	$224,776
Savings and NOW accounts	405,768	376,975
Money market accounts	667,640	621,683
Term certificates over $100,000	334,227	314,097
Other term certificates	233,539	228,272
Total deposits	1,863,363	1,765,803
Short-term borrowings	39,730	172,829
Long-term debt	210,436	218,475
Subordinated debt	29,965	29,965
Accrued expenses and other liabilities	21,120	27,011
Total liabilities	2,164,614	2,214,083

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value, 10,000,000 shares authorized;
none issued	-	-
Common stock; $0.01 par value, 60,000,000 shares authorized; 22,316,125 shares
issued	223	223
Additional paid-in capital	237,942	237,577
Retained earnings	75,704	71,864
Accumulated other comprehensive income	4,323	3,650
Unearned restricted shares - 545,558 and 639,807 shares at March 31, 2010 and
December 31, 2009, respectively	(6,806)	(6,793)
Unearned compensation - ESOP; 1,266,818 and 1,284,660 shares at
March 31, 2010 and December 31, 2009, respectively	(12,668)	(12,846)
Treasury stock, at cost; 644,218 and 610,593 shares at March 31, 2010 and
December 31, 2009, respectively	(8,504)	(8,009)
Total stockholders' equity	290,214	285,666
	$2,454,828	$2,499,749

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$23,389	$15,707
Interest on debt securities:
Taxable	5,381	5,422
Non-taxable	242	203
Interest on cash equivalents and certificates of deposit	47	97
Total interest and dividend income	29,059	21,429

Interest expense:
Interest on deposits:
Savings and NOW accounts	1,053	548
Money market accounts	2,255	2,923
Term certificates	2,597	3,027
Interest on short-term borrowings	96	128
Interest on long-term debt and subordinated debt	2,277	2,322
Total interest expense	8,278	8,948
Net interest income	20,781	12,481
Provision for loan losses	1,200	760
Net interest income, after provision for loan losses	19,581	11,721

Non-interest income:
Service charges on deposits	1,084	788
Loan servicing fees	58	10
Net gain on sales of loans	99	341
Net gain on sales of securities	71	-
Increase in cash surrender value of bank-owned life insurance	316	137
Trust services	393	-
Other operating income	641	433
Total non-interest income	2,662	1,709

Non-interest expenses:
Salaries and employee benefits	9,856	6,973
Occupancy	2,089	1,504
Equipment	1,020	768
Outside services	546	243
Other real estate owned expense	186	96
Deposit insurance expense	582	436
Advertising expense	209	176
Other operating expense	2,998	1,576
Total non-interest expenses	17,486	11,772
Income before income taxes	4,757	1,658
Provision for income taxes	506	275
Net income	$4,251	$1,383

Weighted-average shares outstanding:
Basic	20,423,418	16,376,388
Diluted	20,423,418	16,376,388

Earnings per share:
Basic	$0.21	$0.08
Diluted	$0.21	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other	Unearned	Unearned		Total
	Common Stock		Paid-In	Retained	Comprehensive	Restricted	Compensation -	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	ESOP	Stock	Equity
	(Dollars in thousands)

Balance at December 31, 2008	17,842,500	$178	$174,510	$67,854	$4,026	$-	$(13,560)	$-	$233,008
Comprehensive income:
Net income	-	-	-	1,383	-	-	-	-	1,383
Net unrealized gain on securities
available for sale, net of
reclassification adjustment
and tax effect	-	-	-	-	134	-	-	-	134
Change in fair value and
amortization of derivative used
for cash flow hedge, net of
tax effect	-	-	-	-	(1)	-	-	-	(1)
Total comprehensive income									1,516
Purchase of shares for incentive
plans (339,900 shares)	-	-	(4,256)	-	-	-	-	-	(4,256)
Restricted stock awards
(639,807 shares)	-	-	8,317	-	-	(8,317)	-	-	-
Equity incentive shares earned	-	-	196	-	-	277	-	-	473
Common stock held by ESOP
committed to be released
(17,843 shares)	-	-	51	-	-	-	178	-	229
Dividends paid
($.02 per share)	-	-	-	(329)	-	-	-	-	(329)
Balance at March 31, 2009	17,842,500	$178	$178,818	$68,908	$4,159	$(8,040)	$(13,382)	$-	$230,641

Balance at December 31, 2009	22,316,125	$223	$237,577	$71,864	$3,650	$(6,793)	$(12,846)	$(8,009)	$285,666
Comprehensive income:
Net income	-	-	-	4,251	-	-	-	-	4,251
Net unrealized gain on securities
available for sale, net of
reclassification adjustment
and tax effect	-	-	-	-	674	-	-	-	674
Change in fair value and
amortization of derivative used
for cash flow hedge, net of
tax effect	-	-	-	-	(1)	-	-	-	(1)
Total comprehensive income									4,924
Restricted stock awards
(33,715 shares)	-	-	(12)	-	-	(444)	-	456	-
Purchase of shares for Stock
Repurchase plan (67,340 shares)	-	-	-	-	-	-	-	(951)	(951)
Equity incentive shares earned	-	-	307	-	-	431	-	-	738
Common stock held by ESOP
committed to be released
(17,843 shares)	-	-	70	-	-	-	178	-	248
Dividends paid
($.02 per share)	-	-	-	(411)	-	-	-	-	(411)
Balance at March 31, 2010	22,316,125	$223	$237,942	$75,704	$4,323	$(6,806)	$(12,668)	$(8,504)	$290,214

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$4,251	$1,383
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,200	760
Depreciation and amortization	543	841
Accretion of net deferred loan fees and costs	(291)	(126)
Deferred tax provision (benefit)	3,973	(959)
Amortization of core deposit intangible and servicing rights	596	113
Amortization of stock-based compensation and ESOP expense	986	702
Amortization of securities, net	227	60
Net gain on sales of securities	(71)	-
Change in fair value of derivative financial instruments	3	(3)
Net (gain) loss on sales of other real estate owned	72	(29)
Loans originated for sale	(5,103)	(27,404)
Proceeds from sales of loans originated for sale	6,836	24,137
Changes in other assets and liabilities:
Accrued interest receivable	556	(266)
Other assets and bank-owned life insurance	(4,585)	1,380
Accrued expenses and other liabilities	(5,832)	(2,485)
Net cash provided (used) by operating activities	3,361	(1,896)

Cash flows from investing activities:
Purchases of certificates of deposit	(119)	(115)
Maturities of certificates of deposit	10,798	-
Activity in available-for-sale securities:
Sales	5,769	-
Maturities, prepayments and calls	57,919	65,670
Purchases	(47,688)	(33,251)
Activity in held-to-maturity securities:
Maturities, prepayments and calls	7,883	-
Purchases	(5,743)	-
Funds advanced on other real estate owned	-	(384)
Proceeds from sales of other real estate owned	647	1,209
Net loan payments (originations)	5,817	(29,570)
Purchase of premises and equipment	(1,746)	(3,799)
Net cash provided (used) by investing activities	33,537	(240)

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Term certificates	$25,704	$16,162
Other deposits	72,163	72,759
Short-term borrowings	(133,099)	(73,483)
Activity in long-term debt:
Proceeds from advances	1,080	-
Payment of advances	(8,884)	(383)
Purchase of shares for incentive plans	(951)	(4,256)
Dividends paid	(411)	(329)
Net cash provided (used) by financing activities	(44,398)	10,470
Change in cash and cash equivalents	(7,500)	8,334
Cash and cash equivalents at beginning of period	71,757	33,129
Cash and cash equivalents at end of period	$64,257	$41,463

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,923	$8,721
Income taxes	1,000	46
Non-cash financing and investing activities:
Transfers from loans to other real estate owned	563	800

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated interim financial statements include the accounts of Danvers Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary Danversbank (the “Bank”).  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been omitted.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the reporting interim periods have been included.  The consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2009 filed by the Company with the Securities and Exchange Commission on March 16, 2010.  The results of operation for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be obtained for a full year.

On February 12, 2010, Beverly National Bank and all of its branches were legally and operationally merged with and into Danversbank.  On February 16, 2010, the eight former Beverly National Bank branches reopened as Danversbank branches.

2.	Derivative Financial Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  As the Company’s existing derivatives do not meet specified hedging criteria, all changes in fair value of the Company’s derivative assets and liabilities are recognized directly in earnings.

Risk Management Objective of Using Derivatives

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities.  Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms.  The agreements entered into with counterparties meet established credit standards and contain master netting and collateral provisions protecting the at-risk party.  Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at March 31, 2010 and December 31, 2009.

Non-designated Hedges

Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments.  These derivative instruments are recognized on the consolidated balance sheet at fair value, with changes in fair value recorded in noninterest income.  Fees earned in connection with the execution of derivatives related to this program are recognized in other non-interest income.

DANVERS BANCORP, INC.

As of March 31, 2010, the Company had five interest rate swaps and one cap ("interest rate products") with an aggregate notional amount of $41,576,000 and $50,000,000, respectively, with a variable pay rate of the 1 Month LIBOR and a fixed receive rate ranging from 4.10% through 7.29%.  These interest rate products mature at various dates ranging from December 31, 2010 through April 12, 2017.  During the three months ended March 31, 2010 and 2009, the Company recognized a net gain (loss) of ($3,000) and $3,000, respectively, related to changes in fair value of these interest rate products.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair values of the Company’s derivatives not designated as hedging instruments as well as their balance sheet location as of March 31, 2010 and December 31, 2009.

	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
	(In thousands)
Derivatives not designated as hedging
instruments:

March 31, 2010:
Interest rate swap agreements	Other assets	$1,183	Other liabilities	$1,194
Interest rate cap agreements	Other assets	40	Other liabilities	38
Total interest rate products		$1,223		$1,232

December 31, 2009:
Interest rate swap agreements	Other assets	$1,176	Other liabilities	$1,185
Interest rate cap agreements	Other assets	109	Other liabilities	106
Total interest rate products		$1,285		$1,291

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivatives not designated as hedging instruments on the income statement for the three months ended March 31, 2010 and 2009.

		Gain (Loss)
		Recognized
		in Income on
		Derivatives for the
	Location of Gain (Loss)	Three Months Ended
	Recognized in	March 31,
Derivatives Not Designated as Hedging Instruments	Income on Derivative	2010	2009
		(In thousands)
Interest rate swap agreements	Other income	$(1)	$3
Interest rate cap agreements	Other income	(2)	-
Total income (loss) on interest rate products		$(3)	$3

DANVERS BANCORP, INC.

3.	Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2010:
Securities Available for Sale
Debt securities:
U.S. Government	$15,499	$-	$-	$15,499
Other government-sponsored enterprises:
Federal Home Loan Mortgage Corporation	6,008	2	(1)	6,009
Federal National Mortgage Association	5,751	8	(4)	5,755
Federal Home Loan Bank	95,500	1,220	(338)	96,382
Federal Farm Credit Bank	68,153	568	(304)	68,417
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	79,395	2,145	(118)	81,422
Federal National Mortgage Association	106,948	2,882	(173)	109,657
Government National Mortgage Association	53,735	1,789	(46)	55,478
Municipal bonds	25,769	336	(150)	25,955
Other bonds and notes	250	-	-	250
Total debt securities	457,008	8,950	(1,134)	464,824
Marketable equity securities:
Warrants	779	-	(195)	584
Mutual funds	607	3	-	610
Total equity securities	1,386	3	(195)	1,194

Total securities available for sale	$458,394	$8,953	$(1,329)	$466,018

Securities Held to Maturity
Debt securities:
Other government-sponsored enterprises:
Federal Home Loan Bank	$45,261	$62	$(237)	$45,086
Federal Farm Credit Bank	3,540	5	(14)	3,531
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	21,441	11	(325)	21,127
Federal National Mortgage Association	13,158	-	(109)	13,049
Government National Mortgage Association	16,008	-	(115)	15,893
Subordinated note	9,271	-	(1,771)	7,500
Other bonds	200	-	-	200
Total securities held to maturity	$108,879	$78	$(2,571)	$106,386

DANVERS BANCORP, INC.

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2009:
Securities Available for Sale
Debt securities:
U.S. Government	$15,488	$-	$(8)	$15,480
Other government-sponsored enterprises:
Federal Home Loan Mortgage Corporation	6,038	-	(26)	6,012
Federal National Mortgage Association	7,803	2	(76)	7,729
Federal Home Loan Bank	107,048	1,048	(542)	107,554
Federal Farm Credit Bank	57,855	165	(1,182)	56,838
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	84,306	2,203	(88)	86,421
Federal National Mortgage Association	110,941	3,202	(202)	113,941
Government National Mortgage Association	59,397	1,857	(39)	61,215
Municipal bonds	24,125	363	(124)	24,364
Other bonds and notes	250	-	-	250
Total debt securities	473,251	8,840	(2,287)	479,804
Marketable equity securities:
Warrants	779	-	(87)	692
Mutual funds	602	-	(3)	599
Other equities	5	-	-	5
Total equity securities	1,386	-	(90)	1,296

Total securities available for sale	$474,637	$8,840	$(2,377)	$481,100

Securities Held to Maturity
Debt securities:
Other government-sponsored enterprises:
Federal Home Loan Mortgage Corporation	$1,698	$6	$(17)	$1,687
Federal Home Loan Bank	49,773	-	(776)	48,997
Federal Farm Credit Bank	2,042	-	(89)	1,953
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	21,927	98	(440)	21,585
Federal National Mortgage Association	11,079	-	(132)	10,947
Government National Mortgage Association	14,962	-	(134)	14,828
Subordinated note	9,251	-	(751)	8,500
Other bonds	200	-	-	200
Total securities held to maturity	$110,932	$104	$(2,339)	$108,697

DANVERS BANCORP, INC.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
March 31, 2010:
Securities Available for Sale
Debt securities:
Other government-sponsored enterprises:
Federal Home Loan Mortgage Corporation	$1	$2,001	$-	$-
Federal National Mortgage Association	4	996	-	-
Federal Home Loan Bank	338	28,218	-	-
Federal Farm Credit Bank	300	21,168	4	972
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	118	20,506	-	-
Federal National Mortgage Association	173	19,391	-	-
Government National Mortgage Association	46	10,734	-	-
Municipal bonds	58	6,643	92	3,085
Total debt securities	1,038	109,657	96	4,057
Marketable equity securities:
Warrants	195	584	-	-
Total marketable equity securities	195	584	-	-

	$1,233	$110,241	$96	$4,057

Securities Held to Maturity
Debt securities:
Other government-sponsored enterprises:
Federal Home Loan Bank	$237	$22,763	$-	$-
Federal Farm Credit Bank	14	1,027	-	-
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	325	18,468	-	-
Federal National Mortgage Association	109	13,049	-	-
Government National Mortgage Association	115	15,894	-	-
Subordinated note	1,771	7,500	-	-
	$2,571	$78,701	$-	$-

DANVERS BANCORP, INC.

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2009:
Securities Available for Sale
Debt securities:
U.S. Government	$8	$15,480	$-	$-
Other government-sponsored enterprises:
Federal Home Loan Mortgage Corporation	26	6,012	-	-
Federal National Mortgage Association	76	5,727	-	-
Federal Home Loan Bank	542	37,681	-	-
Federal Farm Credit Bank	1,046	38,698	136	3,364
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	88	20,481	-	-
Federal National Mortgage Association	202	24,193	-	-
Government National Mortgage Association	39	9,369	-	-
Municipal bonds	15	968	109	7,132
Total debt securities	2,042	158,609	245	10,496
Marketable equity securities:
Warrants	87	692	-	-
Mutual funds	3	599	-	-
Total marketable equity securities	90	1,291	-	-

	$2,132	$159,900	$245	$10,496

Securities Held to Maturity
Debt securities:
Other government-sponsored enterprises:
Federal Home Loan Mortgage Corporation	$17	$983	$-	$-
Federal Home Loan Bank	776	48,997	-	-
Federal Farm Credit Bank	89	1,953	-	-
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	440	18,801	-	-
Federal National Mortgage Association	132	10,947	-	-
Government National Mortgage Association	134	14,828	-	-
Subordinated note	751	8,500	-	-
	$2,339	$105,009	$-	$-

Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity, with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

Marketable equity securities are evaluated for OTTI based on the severity and duration of impairment and, if deemed to be other than temporary, the declines in fair values are reflected in earnings as realized losses.  For debt securities, OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery if its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.   For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full

DANVERS BANCORP, INC.

amount of the depreciation is recognized as OTTI through earnings.  Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. To determine which individual securities are at risk for OTTI, consideration is given to (1) the length of time and the extent to which the fair value has remained less than amortized cost, (2) adverse conditions specifically related to the security, and industry or geographic area, (3) the historical and implied volatility of the fair value of the security, (4) the payment structure of the debt security, (5) failure of the issuer of the security to make scheduled interest or principal payments, (6) any changes to the rating of the security by a rating agency and (7) recoveries or additional declines in fair value subsequent to the balance sheet date.

The unrealized losses on the Company’s investment in other government sponsored enterprises and residential mortgage-backed securities were caused by current dislocations in the market resulting in spreads increasing significantly over historic levels.  This spread increase in combination with generally illiquid markets is responsible for a significant portion of the price declines experienced by these securities.  These securities are guaranteed by the U.S. Government or a government-sponsored enterprise.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because declines in the market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.

The unrealized losses on the Company’s investment in municipal bonds were caused by current dislocations in the market resulting in spreads increasing significantly over historic levels.  This spread increase in combination with generally illiquid markets is responsible for a significant portion of the price declines experienced by these securities.  Ongoing analysis of these securities indicates no significant deterioration in the underlying credit supporting these securities.  Therefore, it is expected that these bonds would not be settled at a price less than the par value of the investment.  Because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized costs bases, it does not consider these securities to be other-than-temporarily impaired at March 31, 2010.

At March 31, 2010, one marketable equity security has an unrealized loss with depreciation of 25.03% from the Company’s amortized cost basis.  The unrealized loss has existed for less than nine months and is a result of declines in the earnings of the issuer as a result of the weakened economy, no credit issues have been identified that cause management to believe the declines in market value are other than temporary and the Company has the ability and intent to hold these investments until a recovery of fair value.  In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year timeframe.   The Company does not consider this security to be other-than-temporarily impaired at March 31, 2010.

4.	Fair Value of Assets and Liabilities

Fair Value Hierarchy

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities.  Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

DANVERS BANCORP, INC.

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

Securities – The available for sale securities measured at fair value in Level 1 are based on quoted market prices in an active market.  These securities include marketable equity securities.  Level 2 are based on market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well established independent broker-dealers.  The independent pricing service monitors market indicators, industry and economic events, and for broker-quotes on securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants.  These securities include U.S. Government and government-sponsored enterprises, mortgage-backed securities, corporate bonds, foreign government bonds and municipal bonds.  The securities measured at fair value in Level 3 are based on target prices obtained from independent third party services using dividend discount models and peer group analysis.  The securities held in Level 3 are warrants.

Restricted stock – The fair value of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock is equal to cost based on redemption provisions.

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

DANVERS BANCORP, INC.

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

Long-term debt – The fair value of these borrowings is based on the discounted value of contractual cash flows.  The discount rate used is based on the estimated market rates currently offered for borrowings of similar remaining maturities.

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

Off-balance sheet credit related instruments – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The fair value of these fees at March 31, 2010 and December 31, 2009 was immaterial to the consolidated financial statements.

DANVERS BANCORP, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2010
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities Available for Sale:
Debt securities:
U.S. Government	$-	$15,499	$-	$15,499
Other government-sponsored enterprises:
Federal Home Loan Mortgage Corporation	-	6,009	-	6,009
Federal National Mortgage Association	-	5,755	-	5,755
Federal Home Loan Bank	-	96,382	-	96,382
Federal Farm Credit Bank	-	68,417	-	68,417
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	-	81,422	-	81,422
Federal National Mortgage Association	-	109,657	-	109,657
Government National Mortgage Association	-	55,478	-	55,478
Municipal bonds	-	25,955	-	25,955
Other bonds and notes	-	250	-	250
Marketable equity securities:
Warrants	-	-	584	584
Mutual funds	-	610	-	610
Other:
Interest rate products	-	1,223	-	1,223
Total assets	$-	$466,657	$584	$467,241

Liabilities
Interest rate products	$-	$1,232	$-	$1,232

DANVERS BANCORP, INC.

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities Available for Sale:
Debt securities:
U.S. Government	$-	$15,480	$-	$15,480
Other government-sponsored enterprises:
Federal Home Loan Mortgage Corporation	-	6,012	-	6,012
Federal National Mortgage Association	-	7,729	-	7,729
Federal Home Loan Bank	-	107,554	-	107,554
Federal Farm Credit Bank	-	56,838	-	56,838
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	-	86,421	-	86,421
Federal National Mortgage Association	-	113,941	-	113,941
Government National Mortgage Association	-	61,215	-	61,215
Municipal bonds	-	24,364	-	24,364
Other bonds and notes	-	250	-	250
Marketable equity securities:
Warrants	-	-	692	692
Mutual funds	-	599	-	599
Other equities	5	-	-	5
Other:
Interest rate products	-	1,285	-	1,285
Total assets	$5	$481,688	$692	$482,385

Liabilities
Interest rate products	$-	$1,291	$-	$1,291

There were no transfers between Level 1 and Level 2 assets and liabilities for the period ended March 31, 2010 and December 31, 2009.

DANVERS BANCORP, INC.

The table below presents, for the period ended March 31, 2010 and 2009, the changes in Level 3 assets measured at fair value on a recurring basis.

Assets
Securities Available for Sale
(In thousands)
Balance as of December 31, 2008	$-

Total unrealized losses included in other comprehensive income	-
Purchases	-
Balance as of March 31, 2009	$-

Change in unrealized losses relating to instruments still held at
March 31, 2009	$-

Balance as of December 31, 2009	$692

Total unrealized losses included in other comprehensive income	(108)
Purchases	-
Balance as of March 31, 2010	$584

Change in unrealized losses relating to instruments still held at
March 31, 2010	$(108)

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at March 31, 2010 and 2009.

The following tables summarize the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2010 and 2009.  The losses represent the amount of write-down recorded during the three-month period on the assets held at March 31, 2010 and 2009, respectively:

				Quarter
				Ended
				March 31,
	March 31, 2010			2010
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)
Assets
Other real estate owned	$-	$-	$1,271	$-
Impaired loans	-	-	677	677
	$-	$-	$1,948	$677

DANVERS BANCORP, INC.

				Quarter
				Ended
				March 31,
	December 31, 2009			2009
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)
Assets
Other real estate owned	$-	$-	$1,427	$-
Impaired loans	-	-	653	135
	$-	$-	$2,080	$135

At March 31, 2010 and December 31, 2009, the amount of other real estate owned in Level 3 represents the carrying value and related charge-offs for which adjustments are based on current appraised value of the collateral or where current appraised value is not obtained, management’s discounted estimate of the collateral.  At March 31, 2010 and December 31, 2009, the amount of impaired loans in Level 3 represents the carrying value and related charge-offs and allocated reserves on impaired loans for which adjustments are based on current appraised value of the collateral or where current appraised value is not obtained, management’s discounted estimate of the collateral.  Appraised values are typically based on a blend of (a) an income approach using observable cash flows to measure fair value, and (b) a market approach using observable market comparables.

DANVERS BANCORP, INC.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows.  Certain financial instruments and all nonfinancial instruments are exempt from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$64,257	$64,257	$71,757	$71,757
Certificates of deposit	-	-	10,679	10,679
Securities available for sale	466,018	466,018	481,100	481,100
Securities held to maturity	108,879	106,386	110,932	108,697
Loans and loans held for sale, net	1,644,383	1,650,424	1,653,413	1,660,176
Restricted stock	18,726	18,726	18,726	18,726
Accrued interest receivable	9,442	9,442	9,998	9,998

Financial liabilities:
Deposits:
Demand deposits	222,189	222,189	224,776	224,776
Savings and NOW accounts	405,768	405,768	376,975	376,975
Money market accounts	667,640	667,640	621,683	621,683
Term certificates	567,766	571,684	542,369	545,740
Short-term borrowings	39,730	39,730	172,829	172,829
Long-term debt	210,436	209,521	218,475	222,122
Subordinated debt	29,965	20,882	29,965	12,402
Accrued interest payable	1,801	1,801	1,838	1,838

On-balance sheet derivative
financial instruments:
Interest rate products:
Assets	1,223	1,223	1,285	1,285
Liabilities	1,232	1,232	1,291	1,291

5.	Goodwill and Intangible Assets

The Company has recorded goodwill and core deposit intangible (“CDI”) assets in connection with the acquisition of financial institutions.  The Company’s goodwill represents the excess purchase price over the fair value of the assets acquired and liabilities assumed arising from the Beverly National Corporation (“Beverly”) acquisition on October 30, 2009.  The Company’s CDI represents the long-term value of depositor relationships arising from the contractual rights acquired in the acquisition of Revere Federal Savings Bank (“Revere”) on September 26, 2001 and the Beverly acquisition on October 30, 2009.

Goodwill

Goodwill is not amortized, but tested for impairment at least annually, subsequent to the date of acquisition, or when events or changes in circumstances indicate the asset might be impaired.   At March 31, 2010 and December 31, 2009, the gross carrying amount of the Company’s goodwill was $23,646,000.  As of March 31, 2010 and December 31, 2009, the Company has not recorded any impairment of goodwill.

DANVERS BANCORP, INC.

Intangible Assets

The Company amortizes CDI premiums over a 10 year period, from the date of acquisition, on an accelerated basis.  The Company periodically evaluates the realizability of intangible assets based on the value of the underlying depositor relationships.  If the value is less than the carrying amount of the intangible asset, the Company would recognize an impairment loss.  At March 31, 2010 and December 31, 2009, the Company has not recorded any impairment of its core deposit intangible assets.

The gross carrying amount, accumulated amortization, net carrying amount and weighted average amortization period of intangible assets, by major class, is as follows:

				Weighted
			Net	Average
	Gross Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
	(In thousands)
March 31, 2010:
Revere acquisition, September 26, 2001	$1,603	$(1,395)	$208	10 years
Beverly acquisition, October 30, 2009	11,561	(876)	10,685	10 years
	$13,164	$(2,271)	$10,893

December 31, 2009:
Revere acquisition, September 26, 2001	$1,603	$(1,366)	$237	10 years
Beverly acquisition, October 30, 2009	11,561	(350)	11,211	10 years
	$13,164	$(1,716)	$11,448

The current period and estimated amortization expense for intangible assets in the succeeding years is as follows:

Aggregate Amortization Expense:	Amount
(In thousands)

For the three months ended March 31, 2010	$555

Estimated Amortization Expense for the Years Ending December 31,	Amount
(In thousands)

2010	$2,186
2011	1,976
2012	1,647
2013	1,436
2014	1,226
Thereafter	2,977
$11,448

DANVERS BANCORP, INC.

6.	Securities Sold Under Agreements to Repurchase

Securities sold under Agreements to Repurchase mature on a daily basis and amounted to $39,730,000 and $52,829,000 at March 31, 2010 and December 31, 2009, respectively.  These agreements are secured by obligations of government-sponsored enterprises with a carrying value of $47,576,000 and $72,709,000 at March 31, 2010 and December 31, 2009, respectively.  The obligations to repurchase the securities sold are reflected as a liability in the consolidated balance sheets.  The dollar amount of the securities underlying the agreements remain in the asset accounts.  The securities pledged are registered in the Company’s name; however, the securities are held by the designated trustee of the broker.  Upon maturity of the agreements, the identical securities pledged as collateral are returned to the Company.

7.	Post Retirement Benefits

Defined Benefit Plan

The Company provides pension benefits to eligible former Beverly employees through participation through a defined benefit plan.  Effective January 1, 2006, the plan was suspended so that participating employees no longer earn additional defined benefits for future services.

The net pension expense for the plan included the following components:

	Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Interest cost	$124	$-
Expected return on plan assets	(128)	-
Unrecognized actuarial loss	-	-
Net pension benefit	$(4)	$-

The plan’s contribution requirement for the fiscal year ending December 31, 2010 has not been determined.

Supplemental Retirement Plan

The Company provides a Supplemental Retirement Plan for two retired Beverly executive officers.  The plan provides nonfunded retirement benefits designed to supplement benefits available through Beverly’s retirement plan for employees.   The supplemental retirement agreements under the retirement plan provide that the officers do not have any right, title or interest in or to any specified assets of the Company or any trust or escrow arrangement.  In connection with the retirement agreements, two trust agreements were established.  The Company is not the trustee of the trusts.

The net pension expense for the plan included the following components:

	Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Interest cost	$15	$-
Unrecognized actuarial loss	-	-
Net pension expense	$15	$-

DANVERS BANCORP, INC.

The Company expects to contribute $123,000 to its supplemental retirement plan in 2010.  As of March 31, 2010, the Company has contributed $31,000 to its supplemental retirement plan.

8.	Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share.  Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period, as well as any adjustments to income that would result from the assumed issuance.

Unallocated common shares held by the ESOP and treasury shares are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
	2010	2009

Average number of common shares issued	22,316,125	17,842,500
Less: Average treasury shares	(614,193)	(116,228)
Less: Average unallocated ESOP shares	(1,278,514)	(1,349,884)
Average number of common shares outstanding used to
calculate basic earnings per common share	20,423,418	16,376,388
Effect of dilutive unvested stock awards	-	-
Average number of common shares outstanding used to
calculate basic and diluted earnings per common share	20,423,418	16,376,388

At March 31, 2010 and 2009, options for 1,663,000 and 1,575,000 shares, respectively, were not included in the computation for dilutive earnings per share because to do so would have been antidilutive.

9.	Dividend Declared

On April 22, 2010, the Company declared a cash dividend on its common stock of $.02 per share. The dividend will be paid on or after May 21, 2010 to shareholders of record as of May 7, 2010.

10.	Recent Accounting Pronouncements

In June 2009, the FASB issued two related accounting pronouncements changing the accounting principles and disclosures requirements related to securitizations and special purpose entities. Specifically, these pronouncements eliminate the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  For situations in which only a portion of a financial asset is transferred, such as for a participation loan or the government guaranteed portion of a loan, if the transfer of the portion of the loan does not meet the criteria of a participating interest, then it must be accounted for as a secured borrowing rather than as a sale.

In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.  These pronouncements also expand existing disclosure requirements.  These pronouncements are effective for the Company as of January 1, 2010 and are not expected to have a material impact on the Company’s consolidated financial statements.

DANVERS BANCORP, INC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses the changes in financial condition and results of operation of the Company, and should be read in conjunction with both the unaudited consolidated interim financial statements and notes thereto, appearing in Part 1, Item 1 of this report.

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

DANVERS BANCORP, INC.

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board (“FASB”); and

•	changes in our organization, compensation and benefits plans.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We discuss these and other uncertainties in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K and in “Risk Factors” on page 40.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q.  In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses during the reported period. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, other than temporary impairment of securities, the valuation of other real estate owned, goodwill and intangibles and the valuation of the deferred tax asset.

DANVERS BANCORP, INC.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Total Assets. Total assets decreased by $44.9 million, or 1.8%, to $2.45 billion at March 31, 2010 from $2.50 billion at December 31, 2009.  Net loans (including loans held for sale) decreased by $9.0 million, or 0.6% and securities decreased by $17.1 million, or 2.9%, during the quarter.  The strong growth of the balance sheet in 2008 and 2009 and in particular the market transfer of large and well-diversified credit opportunities from some of the larger institutions in the area to banking franchises, including the Bank, slowed substantially during the first quarter.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $7.5 million, or 10.5%, to $64.3 million at March 31, 2010 from $71.8 million at December 31, 2009.  The decrease is attributable to the timing of customer deposits and withdrawals and a conscious effort by the Company to reinvest excess cash into other interest earning assets.

Securities. The securities portfolio aggregated $574.9 million at March 31, 2010, a decrease of $17.1 million, or 2.9%, from $592.0 million at December 31, 2009.  A portion of the cash flows from investment calls and amortization from the Company’s mortgage-backed securities (“MBS”) portfolio were utilized to fund loan originations, purchase additional securities and pay down short-term borrowings during the quarter ended March 31, 2010.

At March 31, 2010 and December 31, 2009, MBS totaled 51.7% and 52.3%, respectively, of our investment portfolio and consisted of high quality rated pass-through securities that are directly insured or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.  The MBS portfolio is backed by pools of one- to four-family mortgages that have loans with interest rates that are within a set range and have varying maturities.  None of our MBS are privately issued or have sub-prime residential mortgages or home equity loans as part of their underlying loan pools.  We target instruments with five- to twelve-year weighted average lives, with expected average life extensions up to a maximum of fifteen years in a rising rate environment.  We continue to invest in adjustable rate MBS portfolio to protect against a rising interest rate environment.  As of March 31, 2010, our adjustable rate MBS portfolio made up 59.3% of the Company’s total MBS portfolio.  All our MBS were rated AAA at March 31, 2010 and December 31, 2009.   Although unforeseeable changes in market conditions may affect future ratings, management does not expect a ratings downgrade to any of the Company’s MBS holdings.

The Company holds municipal bonds due to the tax advantages they provide.  At March 31, 2010 and December 31, 2009, all our municipal bonds were rated B or better by a nationally recognized rating agency and mature in thirty years or less.  All of the Company’s holdings with the exception of four issues from the Town of Danvers are privately insured.

Net Loans (Excluding Loans Held for Sale). Net loans as of March 31, 2010 were $1.64 billion, a decrease of $7.3 million, or 0.4%, from net loan balances of $1.65 billion as of December 31, 2009. Although net loans were relatively flat for the quarter, there were some changes in the composition. The largest increases during the period were in the commercial and industrial (“C&I”) and residential real estate loan segments.  Increases in C&I and  residential real estate loans of $41.2 million and $11.4 million, respectively, were more than offset by a decline in the Company’s commercial real estate and construction loan portfolios of $52.7 million and $5.4 million, respectively.  A strong fourth quarter, and in particular a very productive December, resulted in a smaller pipeline as the Company transitioned into 2010.  Combined with increased competition from some of the larger banks in our market area, the decline in the Company’s commercial real estate and construction loans portfolios reduced our organic growth for the quarter.  The Company does not expect this trend to continue for the remainder of the year.

DANVERS BANCORP, INC.

The following table sets forth the composition of the loan portfolio at the dates indicated:

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
Construction	$120,564	7.3%	$125,952	7.5%
Residential	302,255	18.2	290,894	17.4
Commercial	420,336	25.3	473,075	28.4
Home equity	86,287	5.1	86,269	5.2
C&I	729,046	43.9	687,808	41.2
Consumer	3,499	0.2	4,523	0.3
Total loans	1,661,987	100.0%	1,668,521	100.0%
Allowance for loan losses	(15,509)		(14,699)
Net deferred loan fees	(2,310)		(2,357)
Loans, net	$1,644,168		$1,651,465

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Real estate mortgages:
Construction	$230	$935
Residential (1)	4,591	3,332
Commercial	888	926
Home equity	1,302	1,139
Total real estate mortgages	7,011	6,332
C&I	2,896	2,286
Consumer	9	6
Total non-accrual loans (2)	$9,916	$8,624
Non-performing accrual loans (3)	$-	$1,495
Restructured loans (4)	$5,624	$7,700
Total non-performing loans	15,540	$17,819
Other real estate owned	1,271	1,427
Total non-performing assets	$16,811	$19,246
Total non-performing loans to total loans (5)	0.93%	1.01%
Total non-performing loans to total assets	0.63%	0.71%
Total non-performing assets to total assets	0.68%	0.77%

(1)	Included in non-accrual residential loans is one troubled debt restructure in the amount of $424,000.
(2)	All loans on non-accrual status are considered non-performing.
(3)	At December 31, 2009, non-performing accrual loans consist of six loans adequately secured and in the process of collection.
(4)	Restructured loans that have been performing in accordance with their modified terms for a period of less than 12 months are considered non-performing.
(5)	Total loans includes loans held for sale.

DANVERS BANCORP, INC.

It is the Company’s policy to cease accrual of interest on loans when the loan is delinquent in excess of 90 days (based on contractual terms), unless the timing of collections are reasonably estimable and collection is probable.  When a loan is placed on non-accrual status, all previously accrued but uncollected interest is reversed against current period income.  The interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until the borrower has demonstrated performance in accordance with the contractual terms of the note which is generally six months.  The Company recognized $46,000 on the cash-basis in interest income on non-accrual loans during 2010.

Restructured loans represent loans for which concessions are granted due to the borrower’s financial condition.  Such concessions may include modifications of repayment terms and/or a reduction of interest rates to below market rates.  At March 31, 2010, the Company had 15 restructured loans totaling $6.0 million with a combined appraised value of $10.5 million.   Two of the restructured loan modifications included a reduction in the interest rate on the loan and interest only payments for a period of up to twelve months;  ten loans were placed on interest only payments for twelve months; the term on two loans was extended; the interest rate on one loan was reduced; another note was accepted for payment of interest on a loan and the principal and interest payment was reduced on another loan.  Of the 15 restructured loans, 14 were on accrual status at the time of the restructure and at March 31, 2010, and as of the date of this report, all restructured loans were performing in accordance with their modified terms and conditions.  The Company recognized $89,000 on the accrual-basis in interest income on restructured loans during 2010.

The Company had $1.3 million in other real estate owned (“OREO”) at March 31, 2010.  The OREO balance consists of five properties with no particular business segment or industry concentration represented.  Management does not anticipate any material losses on any of the remaining properties at this time.

DANVERS BANCORP, INC.

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

	At or For the Three
	Months Ended March 31,
	2010	2009
	(Dollars in thousands)

Allowance balance at beginning of period	$14,699	$12,133
Provision for loan losses	1,200	760
Charge-offs:
Real estate mortgages:
Construction	331	241
Residential	-	-
Commercial	-	-
Home equity	-	-
Total real estate mortgages	331	241
C&I	35	106
Consumer	29	35
Total charge-offs	395	382
Recoveries:
Real estate mortgages:
Construction	-	-
Residential	-	-
Commercial	-	-
Home equity	-	-
Total real estate mortgages	-	-
C&I	5	20
Consumer	-	14
Total recoveries	5	34
Net charge-offs	390	348
Allowance balance at end of period	$15,509	$12,545

Total loans outstanding (1)	$1,662,202	$1,149,249
Average loans outstanding	$1,662,729	$1,126,097

Allowance for loan losses as a percent of
total loans outstanding	0.93%	1.09%
Net loans charged off as a percent of
average loans outstanding (annualized)	0.09%	0.12%
Allowance for loan losses to non-
performing loans	99.80%	149.54%

(1) Includes loans held for sale.

For further information, see “Provision for Loan Losses” of the Management Discussion and Analysis on page 33.

DANVERS BANCORP, INC.

Deposits. The Company’s deposit growth remained strong for the quarter ended March 31, 2010.  Total deposits increased by $97.6 million to $1.86 billion at March 31, 2010, an increase of 5.5% from a balance of $1.77 billion at December 31, 2009.  During the quarter, the Company experienced increases in all deposit categories with the exception of demand deposits.  This growth is primarily attributable to the Company’s expanded retail branch presence.  The Company opened its Cambridge and Waltham locations in the third and fourth quarters of 2009, respectively, and these branches have already attracted $54.4 million in new deposit balances.  Despite the low levels of short-term interest rates, the Company has experienced considerable success at raising “core” deposit balances.

The Company expects to continue with the expansion of its retail branch network and plans to open a new branch in Needham during the third quarter of 2010 to go along with the recent opening of a new Boston branch.  In addition, the Company has executed a lease and filed an application to open a branch in Lexington that we hope to open prior to year-end.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand deposits	$222,189	11.9%	$224,776	12.7%
Savings and NOW accounts	405,768	21.8	376,975	21.4
Money market accounts	667,640	35.8	621,683	35.2
Total non-certificate accounts	1,295,597	69.5	1,223,434	69.3
Term certificates over $100,000	334,227	18.0	314,097	17.8
Other term certificates	233,539	12.5	228,272	12.9
Total certificate accounts	567,766	30.5	542,369	30.7
Total deposits	$1,863,363	100.0%	$1,765,803	100.0%

Borrowed Funds. The Company relies on borrowings from the Federal Home Loan Bank of Boston (“FHLBB”), as an alternative funding source to deposits and to augment the Company’s short-term liquidity needs.  The balance of these borrowings fluctuates depending upon our ability to attract deposits, coupled with the overall level of loan demand and other investment opportunities.  Funds borrowed from the FHLBB on a short-term and long-term basis decreased by $128.0 million to $210.4 million at March 31, 2010, or 37.8%, from a balance of $338.4 million at December 31, 2009.  Management has replaced some of the Company’s short-term borrowing with the aforementioned deposit inflows and in the process has lessened the Company’s reliance on any single short-term funding source.  The Company had $210.4 million in various FHLBB term advances borrowings at March 31, 2010.  The Company’s short-term borrowings consisted $39.7 million in overnight customer repurchase agreements (“REPO’s”).  From a funding and liquidity perspective, the Company has ready access to a number of large and well-diversified short-term funding sources and these alternatives are available at highly competitive rates given the current rate environment.

The Company’s REPO’s are securities sold under agreements to repurchase, which are contracts for the sale of securities owned by the Company with an agreement to repurchase those securities at an agreed upon price and date.  The Company uses repurchase agreements as a secondary funding source and as a means of offering commercial deposit customers a commercial sweep account product.  As of March 31, 2010, the Company had $39.7 million outstanding in overnight repurchase agreements, a decrease of $13.1 million, or 24.8%, from $52.8 million December 31, 2009.

DANVERS BANCORP, INC.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated:

	March 31,	December 31,
	2010	2009
	(In thousands)
Short-term borrowings:
Repurchase agreements	$39,730	$52,829
FHLB advances	-	120,000
Total short-term borrowings	39,730	172,829

Long-term debt:
FHLB advances	210,436	218,475
Total borrowed funds	$250,166	$391,304

Total Stockholders’ Equity. Total stockholders’ equity increased by $4.5 million to $290.2 million at March 31, 2010 from a balance of $285.7 million at December 31, 2009.  This increase was primarily due to net income of $4.3 million, $738,000 of equity incentive shares earned and a decline in the unallocated common shares held by the ESOP, offset by stock repurchases as the Company purchased 67,340 shares of common stock in the open market at an average price of $14.12 per share during the three months of 2010.  These purchases are part of the stock repurchase programs announced in January and May of 2009.  See Item 2 of Part II of this 10-Q for a further discussion of these purchases.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

The Company’s operating results for the three months ended March 31, 2010 are affected by the Beverly acquisition.  The acquisition occurred on October 30, 2009.  Accordingly, the acquisition does not impact the operating results for the three months ended March 31, 2009.

Net Income. The Company recorded net income for the three months ended March 31, 2010 of $4.3 million, an increase of $2.9 million from net income of $1.4 million for the three months ended March 31, 2009.  A significant increase in net interest income and a slight increase in non-interest income more than offset higher provision for loan losses and increased non-interest expenses.

Net Interest Income. Net interest income for the three months ended March 31, 2010 increased to $20.8 million from $12.5 million for the three months ended March 31, 2009.   The increase of $8.3 million, or 66.50%, in net interest income was the combination of a $4.7 million increase related to higher volume and a $3.6 million increase due to an expanded net interest margin.  Average interest-earning assets increased $639.7 million between the two periods reflecting the acquisition of Beverly during the fourth quarter of 2009.  The Company’s net interest margin was 3.66% for the three months ended March 31, 2010 compared to 3.06% for the three months ended March 31, 2009.

Interest and Dividend Income. Interest income increased $7.6 million, or 35.6%, to $29.0 million for the three months ended March 31, 2010 from $21.4 million for the three months ended March 31, 2009.  The increase was primarily due to a higher average balance of our interest-earning assets, offset slightly by a decrease in yield.  In particular, average loans increased by $536.7 million between the two periods.  The Company also experienced an increase in the average balances of securities of $99.1 million.  The average yield on loans increased from 5.58% for the three months ended March 31, 2009 to 5.63% for the same period in 2010, and the overall yield on interest-earning assets declined from 5.25% to 5.12% for the 2009 and 2010 periods, respectively.  The decline in asset yields is directly related to the downward repricing of assets in this lower interest rate environment.

DANVERS BANCORP, INC.

Interest Expense. Interest expense for the three months ended March 31, 2010 decreased by $670,000, or 7.5%, when compared to the same three-month period in 2009.  Average interest-bearing liabilities increased by $588.6 million between the two periods, however, funding costs decreased from 2.65% to 1.71%, respectively, between the comparable periods.  The average cost of deposits decreased from 2.52% for the three months ended March 31, 2009 to 1.47% for the same period in 2010.  The respective decline in deposit and interest-bearing liability costs relates to the continued low level of interest rates during the period.

Provision for Loan Losses. The Company records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient, in management’s judgment, to absorb losses inherent in the loan portfolio.  The Company recorded provision expense of $1.2 million and $760,000 during the three months ended March 31, 2010 and 2009, respectively.  Provisions in all periods are reflective of portfolio fluctuations, changes to the loan portfolio composition, management’s evaluation of the quality of the loan portfolio and net charge-offs.

Gross loans declined $6.5 million during the first quarter of 2010.  Despite the decline, management chose to augment the allowance during the quarter.  Net charge-offs for the three months ended March 31, 2010 and 2009 were $390,000 and $348,000, respectively.  Net charge-offs as a percent of average loans outstanding (annualized) were approximately 9 basis points for the quarter ended March 31, 2010.  The increase in the Company’s net charge-offs, combined with management’s decision to increase its specific reserves because of concerns with a few credits, is a reflection of some of the challenges in both the local and national economy and resulted in higher provision expense.   At March 31, 2010, the allowance for loan losses totaled $15.5 million, or 0.93% of total loans outstanding.

Non-interest Income. Non-interest income for the first quarter of 2010 totaled $2.7 million, an increase of $953,000, or 55.8%, compared to the first quarter of 2009.  The improvement was primarily due to an increase of $393,000 in trust services fees, $296,000 in additional deposit account service fees and $179,000 in the cash surrender value of bank-owned life insurance.  These increases were partially offset by a $242,000 decline in gains on sales of loans.

Non-interest Expense. Non-interest expense increased $5.7 million, or 48.5%, between the periods ended March 31, 2010 and 2009, respectively, due primarily to increases in salaries and employee benefits, occupancy and equipment expense as a result of the additional personnel and branches related to the Beverly acquisition and the expansion of the branch footprint undertaken prior to the acquisition.  Other operating expense increased $1.4 million, or 90.2%, due primarily to the amortization of the core deposit intangible related to the acquisition, increases in general operating expenses related to the Beverly acquisition and de novo branching activities.

Income Taxes. The Company recorded income tax expense of $506,000 for the three months ended March 31, 2010, an increase in income tax expense of $231,000 when compared to $275,000 in income tax expense for the three months ended March 31, 2009.  The tax provision between the two periods changed as a result of the combination with Beverly and the resulting change in the taxable and tax deferred elements of the Company’s revenues.  In addition, during the first quarter of 2010, the Company reversed a $460,000 valuation reserve relating to the establishment of the Charitable Foundation in January of 2008.  As a result, the Company’s effective tax rate for the three months period ended March 31, 2010 was 10.6% compared to 16.6% for the same period in 2009.

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

DANVERS BANCORP, INC.

	Three Months Ended March 31,
	2010				2009
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents and
certificates of deposit	$27,052		$47	0.69%	$27,475		$97	1.41%
Debt securities: (2)
U.S. Government	15,493		6	0.15	1,538		11	2.86
Gov't-sponsored enterprises	218,927		1,943	3.55	198,460		2,439	4.92
Mortgage-backed	294,141		3,129	4.26	243,959		2,970	4.87
Municipal bonds	24,417		242	3.96	19,960		203	4.07
Other	10,310		303	11.76	250		2	3.20
Restricted stock	18,951		-	-	14,626		-	-
Real estate mortgages (3)	967,439		13,650	5.64	609,640		8,485	5.57
C&I loans (3)	567,021		8,215	5.80	436,752		6,225	5.70
IRBs (3)	124,625		1,468	4.71	74,833		890	4.76
Consumer loans (3)	3,644		56	6.15	4,872		107	8.78
Total interest-earning assets	2,272,020		29,059	5.12	1,632,365		21,429	5.25
Allowance for loan losses	(15,083)				(12,341)
Total earning assets less allowance
for loan losses	2,256,937				1,620,024
Non-interest-earning assets	206,360				100,126
Total assets	$2,463,297				$1,720,150

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	$396,621		1,053	1.06	$185,714		548	1.18
Money market accounts	653,047		2,255	1.38	466,267		2,923	2.51
Term certificates	558,538		2,597	1.86	379,904		3,027	3.19
Total deposits	1,608,206		5,905	1.47	1,031,885		6,498	2.52
Borrowed funds:
Short-term borrowings	86,494		96	0.44	128,388		128	0.40
Long-term debt	216,992		1,835	3.38	162,781		1,789	4.40
Subordinated debt	29,965		442	5.90	29,965		533	7.11
Total interest-bearing liabilities	1,941,657		8,278	1.71	1,353,019		8,948	2.65
Non-interest-bearing deposits	213,156				124,656
Other non-interest-bearing liabilities	20,612				13,572
Total non-interest-bearing liabilities	233,768				138,228
Total liabilities	2,175,425				1,491,247
Stockholders' equity	287,872				228,903
Total liabilities and stockholders' equity	$2,463,297				$1,720,150

Net interest income			$20,781				$12,481
Net interest rate spread (4)				3.41%				2.60%
Net interest-earning assets (5)	$330,363				$279,346
Net interest margin (6)				3.66%				3.06%
Ratio of interest-earning assets
to total interest-bearing liabilities	1.17	x			1.21	x

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

	Three Months Ended March 31,
	2010 vs. 2009
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents and certificates of deposit	$(1)	$(49)	$(50)
Debt securities (1):
U.S. Government	100	(105)	(5)
Gov't-sponsored enterprises and FHLMC	252	(748)	(496)
Mortgage-backed	611	(452)	159
Municipal bonds	45	(6)	39
Other	80	221	301
Real estate mortgages (2)	4,980	185	5,165
C&I loans (2)	1,857	133	1,990
IRBs (2)	592	(14)	578
Consumer loans (2)	(27)	(24)	(51)
Total interest-earning assets	8,489	(859)	7,630

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	622	(117)	505
Money market accounts	1,171	(1,839)	(668)
Term certificates	1,423	(1,853)	(430)
Total deposits	3,216	(3,809)	(593)
Borrowed funds:
Short-term borrowings	(42)	10	(32)
Long-term debt	596	(550)	46
Subordinated debt	-	(91)	(91)
Total interest-bearing liabilities	3,770	(4,440)	(670)

Increase in net interest income	$4,719	$3,581	$8,300

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

Contractual Obligations.  The following table presents information indicating various contractual obligations and commitments of the Company as of the date indicated and their respective maturity dates:

	March 31, 2010
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$19,933	$48,194	$22,714	$119,595	$210,436
Repurchase agreements (1)	39,730	-	-	-	39,730
Subordinated debt	-	-	-	29,965	29,965
Operating leases	3,249	5,825	4,714	15,286	29,074
Total contractual obligations	$62,912	$54,019	$27,428	$164,846	$309,205

(1)	All repurchase agreements mature on a daily basis and are secured by obligations of government-sponsored enterprises.

Loan Commitments.  Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.  The following table presents information indicating various loan commitments of the Company as of the date indicated and their respective maturity dates:

	March 31, 2010
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Commitments to grant loans	$7,383	$-	$-	$-	$7,383
Unfunded commitments under lines of credit	361,240	-	-	-	361,240
Unadvanced funds on construction loans	13,228	12,078	-	-	25,306
Commercial and standby letters of credit	3,221	289	44	-	3,554
Total contractual obligations	$385,072	$12,367	$44	$-	$397,483

DANVERS BANCORP, INC.

Regulatory Capital Requirements.  At March 31, 2010, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.  Prompt corrective action provisions are not applicable to bank holding companies.  At March 31, 2010, the Bank’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios were 11.33%, 10.46% and 8.34%, respectively.  At March 31, 2010, the Company’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios were 16.60%, 15.72% and 11.52%, respectively.

Recent Economic Developments

The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC.  For most banks, including the Bank, FDIC rates depend upon a combination of CAMELS component ratings and financial ratios.  CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk.  For institutions that are currently in the lowest risk category, such as the Bank, assessment rates vary initially from 12 to 16 basis points per $100 of insured deposits.  The FDIC has discretion to impose additional assessments thereafter.  In 2008, the level of FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009.  The temporary increase in FDIC insurance has been extended to December 31, 2013.

On December 16, 2008, the FDIC adopted a final rule, which became effective on January 1, 2009, increasing the deposit insurance assessment rate by seven cents per $100 of deposits.  On February 27, 2009, the FDIC adopted another final rule, which became effective on April 1, 2009, that, among other things, changes the way that the FDIC’s assessment system differentiates for risk and makes corresponding changes to assessment rates beginning with the second quarter of 2009.  As a result, our base assessment rate increased again on April 1, 2009.  In addition, the FDIC imposed a one-time special assessment on June 30, 2009, which was collected on September 30, 2009, in the amount equal to 10 cents per $100 of deposits.  The Bank’s one-time assessment was $810,000.  In addition, the Bank prepaid its quarterly risk-based assessment for the next three years in the amount of $9.1 million, as mandated by the FDIC.  The increase in our deposit insurance premiums will result in an increase in our non-interest expense.  We cannot predict whether, as a result of the adverse change in U.S. economic conditions and, in particular, declines in the value of real estate in the markets served by the Bank, the FDIC will in the future further increase deposit insurance assessment levels.

Initially, the Bank elected to participate in the Transaction Account Guarantee Program (“TAGP”) which is part of the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”).  The Bank declined to participate in the Debt Guarantee Program (“DGP”), another facility available under TLGP.  Through the TAGP, the FDIC provides unlimited deposit insurance coverage for all non-interest-bearing transaction accounts through December 31, 2009.  This includes traditional non-interest bearing checking accounts, certain types of attorney trust accounts and NOW accounts as long as the interest rate does not exceed 0.50 percent.  The Company chose to opt out of the TAGP beginning January 1, 2010.

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

DANVERS BANCORP, INC.

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

For March 31, 2010, the Company used a simulation model to project changes for three rising rate scenarios.  No simulation was run for the falling rate scenarios given that the Federal Funds rate is currently in a range between 0 and 25 basis points.  This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario.  In each of these instances, the Federal Funds rate is used as the driving rate.

The following table sets forth, as of March 31, 2010, the estimated changes in the Company’s net interest income that would result:

		Net Portfolio Value(2)			Net Interest Income

						Increase (Decrease)
Change in		Estimated			Estimated	in Estimated
Interest Rates		Net Portfolio	Estimated Increase (Decrease)		Net Interest	Net Interest Income
(basis points)(1)		Value	Amount	Percent	Income	Amount	Percent
		(Dollars in thousands)

+300	bp	$187,867	$(78,363)	-29.4%	$70,511	$(11,026)	-13.5%
+200	bp	218,955	(47,275)	-17.8%	74,737	(6,800)	-8.3%
+100	bp	249,879	(16,351)	-6.1%	78,549	(2,988)	-3.7%
0	bp	266,230	-	0.0%	81,537	-	0.0%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	Net portfolio value is the discounted present value of expected cash flows from interest-earning assets, interest-bearing liabilities and off-balance sheet contracts.

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

DANVERS BANCORP, INC.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased on an instantaneous and sustained basis, by 100, 200 and 300 basis points.  At March 31, 2010, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

DANVERS BANCORP, INC.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor the Bank is involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Management believes that such proceedings are, in the aggregate, immaterial to our financial condition and results of operations.

Item 1A.  Risk Factors

For the three months ended March 31, 2010, there have been no material changes to the risk factors set forth in Item 1A to Part I of our Form 10-K, filed on March 16, 2010, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)      Unregistered Sales of Equity Securities.  Not applicable.

(b)      Use of Proceeds.  Not applicable.

(c)      Repurchase of Equity Securities.

On May 18, 2009, the Company’s Board of Directors adopted a stock repurchase program to purchase up to 5% of the Company’s outstanding common stock.  Repurchases under this program have been and will be made in open market transactions, through block trades and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”).  This authority may be exercised from time to time and in such amounts as market conditions warrant and subject to regulatory considerations.  The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  Open market purchases will be subject to the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements.  The stock repurchase program may be suspended or terminated by the Company at any time without prior notice.

DANVERS BANCORP, INC.

As of March 31, 2010, total repurchases under the Stock Repurchase Plan were 604,040 at an average price of $13.18.  In the first quarter of 2010, the Company purchased 67,340 shares, as follows:

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares That May
	Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

January 1-31	-	$-	-	355,425

February 1-28	32,088	$13.55	32,088	323,337

March 1-31	35,252	$14.65	35,252	288,085
Total	67,340	$14.12	67,340

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable.

DANVERS BANCORP, INC.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Executive Employment Agreement, dated February 1, 2010, by and among Danvers Bancorp, Inc., Danversbank and Donat A. Fournier(1)+
10.2	Change in Control Agreement, dated February 1, 2010, by and between Danvers Bancorp, Inc., Danversbank and Paul E. Flynn(1)+
31.1	Section 302 Certification of President and Chief Executive Officer*
31.2	Section 302 Certification of Executive Vice President and Chief Operating Officer*
31.3	Section 302 Certification of Executive Vice President and Chief Financial Officer*
32.1	Section 906 Certification of President and Chief Executive Officer**
32.2	Section 906 Certification of Executive Vice President and Chief Operating Officer**
32.3	Section 906 Certification of Executive Vice President and Chief Financial Officer**

+ Represents management contract or compensatory plan or agreement.
* Filed herewith.
** Furnished herewith.
(1) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 2, 2010.

DANVERS BANCORP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danvers Bancorp, Inc.,

Date:	May 10, 2010	By:	/s/	Kevin T. Bottomley
Kevin T. Bottomley
President and Chief Executive Officer

Date:	May 10, 2010	By:	/s/	James J. McCarthy
James J. McCarthy
Executive Vice President and Chief
Operating Officer

Date:	May 10, 2010	By:	/s/	L. Mark Panella
L. Mark Panella
Executive Vice President and Chief
Financial Officer