Form 10-Q
period 2010-06-30
Danvers Bancorp, Inc.
filed 2010-08-06
CIK 1410703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

Shares outstanding of the registrant’s common stock, $0.01 par value, at July 31, 2010: 21,136,686

DANVERS BANCORP, INC.

DANVERS BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2010	2009
	(In thousands)
ASSETS
Cash and cash equivalents	$98,012	$71,757
Certificates of deposit	-	10,679
Securities available for sale, at fair value	492,439	481,100
Securities held to maturity, at cost	130,537	110,932
Loans held for sale	9,971	1,948
Loans	1,642,014	1,666,164
Less allowance for loan losses	(16,244)	(14,699)
Loans, net	1,625,770	1,651,465

Restricted stock, at cost	18,172	18,726
Premises and equipment, net	38,347	36,764
Bank-owned life insurance	33,558	32,900
Other real estate owned	1,020	1,427
Accrued interest receivable	9,249	9,998
Deferred tax asset, net	3,005	9,619
Goodwill and intangibles assets	33,984	35,094
Prepaid FDIC assessment	7,357	8,515
Prepaid taxes	9,769	6,348
Other assets	18,083	12,477
	$2,529,273	$2,499,749

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$241,868	$224,776
Savings and NOW accounts	425,345	376,975
Money market accounts	713,524	621,683
Term certificates over $100,000	324,120	314,097
Other term certificates	228,467	228,272
Total deposits	1,933,324	1,765,803
Short-term borrowings	38,012	172,829
Long-term debt	209,528	218,475
Subordinated debt	29,965	29,965
Accrued expenses and other liabilities	24,390	27,011
Total liabilities	2,235,219	2,214,083

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value, 10,000,000 shares authorized;
none issued	-	-
Common stock; $0.01 par value, 60,000,000 shares authorized; 22,316,125 shares
issued	223	223
Additional paid-in capital	238,347	237,577
Retained earnings	80,242	71,864
Accumulated other comprehensive income	6,961	3,650
Unearned restricted shares - 545,558 and 639,807 shares at June 30, 2010 and
December 31, 2009, respectively	(6,368)	(6,793)
Unearned compensation - ESOP; 1,248,975 and 1,284,660 shares at
June 30, 2010 and December 31, 2009, respectively	(12,489)	(12,846)
Treasury stock, at cost; 941,339 and 610,593 shares at June 30, 2010 and
December 31, 2009, respectively	(12,862)	(8,009)
Total stockholders' equity	294,054	285,666
	$2,529,273	$2,499,749

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$24,206	$16,612	$47,595	$32,319
Interest on debt securities:
Taxable	4,975	5,096	10,356	10,518
Non-taxable	205	220	447	423
Dividends on equity securities	4	1	4	1
Interest on cash equivalents and certificates of deposit	28	98	75	195
Total interest and dividend income	29,418	22,027	58,477	43,456

Interest expense:
Interest on deposits:
Savings and NOW accounts	1,215	647	2,268	1,195
Money market accounts	2,377	2,960	4,632	5,883
Term certificates	2,448	3,004	5,045	6,031
Interest on short-term borrowings	43	79	139	207
Interest on long-term debt and subordinated debt	2,197	2,303	4,474	4,625
Total interest expense	8,280	8,993	16,558	17,941
Net interest income	21,138	13,034	41,919	25,515
Provision for loan losses	1,300	1,200	2,500	1,960
Net interest income, after provision for loan losses	19,838	11,834	39,419	23,555

Non-interest income:
Service charges on deposits	1,223	846	2,307	1,634
Loan servicing fees	68	19	126	29
Net gain on sales of loans	144	344	243	685
Net gain on sales of securities	1,192	-	1,263	-
Increase in cash surrender value of bank-owned life insurance	342	185	658	322
Trust services	443	-	836	-
Other operating income	662	409	1,303	842
Total non-interest income	4,074	1,803	6,736	3,512

Non-interest expenses:
Salaries and employee benefits	9,349	7,248	19,205	14,221
Occupancy	1,979	1,378	4,068	2,882
Equipment	1,034	819	2,054	1,587
Outside services	526	569	1,072	812
Other real estate owned expense	189	171	375	296
Deposit insurance expense	699	1,254	1,281	1,700
Advertising expense	433	144	642	320
Other operating expense	3,072	2,016	6,070	3,553
Total non-interest expenses	17,281	13,599	34,767	25,371
Income before income taxes	6,631	38	11,388	1,696
Provision (benefit) for income taxes	1,688	(97)	2,194	178
Net income	$4,943	$135	$9,194	$1,518

Weighted-average shares outstanding:
Basic	20,295,687	15,949,439	20,359,202	16,161,734
Diluted	20,310,621	15,949,439	20,366,669	16,161,734

Earnings per share:
Basic	$0.24	$0.01	$0.45	$0.09
Diluted	$0.24	$0.01	$0.45	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other	Unearned	Unearned		Total
	Common Stock		Paid-In	Retained	Comprehensive	Restricted	Compensation -	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	ESOP	Stock	Equity
	(Dollars in thousands)

Balance at December 31, 2008	17,842,500	$178	$174,510	$67,854	$4,026	$-	$(13,560)	$-	$233,008
Comprehensive income:
Net income	-	-	-	1,518	-	-	-	-	1,518
Net unrealized loss on securities
available for sale, net of
reclassification adjustment
and tax effect	-	-	-	-	(606)	-	-	-	(606)
Change in fair value and
amortization of derivative used
for cash flow hedge, net of
tax effect	-	-	-	-	(2)	-	-	-	(2)
Total comprehensive income									910
Purchase of shares for incentive
plans (713,700 shares)	-	-	(9,668)	-	-	-	-	-	(9,668)
Restricted stock awards
(639,807 shares)	-	-	8,317	-	-	(8,317)	-	-	-
Equity incentive shares earned	-	-	490	-	-	693	-	-	1,183
Common stock held by ESOP
committed to be released
(36,685 shares)	-	-	123	-	-	-	357	-	480
Dividends paid
($.04 per share)	-	-	-	(650)	-	-	-	-	(650)
Balance at June 30, 2009	17,842,500	$178	$173,772	$68,722	$3,418	$(7,624)	$(13,203)	$-	$225,263

Balance at December 31, 2009	22,316,125	$223	$237,577	$71,864	$3,650	$(6,793)	$(12,846)	$(8,009)	$285,666
Comprehensive income:
Net income	-	-	-	9,194	-	-	-	-	9,194
Net unrealized gain on securities
available for sale, net of
reclassification adjustment
and tax effect	-	-	-	-	3,313	-	-	-	3,313
Change in fair value and
amortization of derivative used
for cash flow hedge, net of
tax effect	-	-	-	-	(2)	-	-	-	(2)
Total comprehensive income									12,505
Restricted stock awards
(33,715 shares)	-	-	(12)	-	-	(444)	-	456	-
Purchase of shares for Stock
Repurchase plan (364,461 shares)	-	-	-	-	-	-	-	(5,309)	(5,309)
Equity incentive shares earned	-	-	619	-	-	869	-	-	1,488
Common stock held by ESOP
committed to be released
(35,685 shares)	-	-	163	-	-	-	357	-	520
Dividends paid
($.04 per share)	-	-	-	(816)	-	-	-	-	(816)
Balance at June 30, 2010	22,316,125	$223	$238,347	$80,242	$6,961	$(6,368)	$(12,489)	$(12,862)	$294,054

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$9,194	$1,518
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	2,500	1,960
Write-down of other real estate owned	-	82
Depreciation and amortization of premises and equipment and acquisition accounting, net	881	1,718
Accretion of net deferred loan fees and costs	(542)	(292)
Deferred tax provision (benefit)	4,284	(1,934)
Amortization of core deposit intangible and servicing rights	1,183	222
Amortization of stock-based compensation and ESOP expense	2,008	1,663
Amortization of securities, net	714	157
Net gain on sales of securities	(1,263)	-
Change in fair value of derivative financial instruments	7	(22)
Net (gain) loss on sales of other real estate owned	91	(29)
Loans originated for sale	(23,503)	(56,138)
Proceeds from sales of loans originated for sale	15,480	54,710
Changes in other assets and liabilities:
Accrued interest receivable	749	529
Other assets and bank-owned life insurance	(8,657)	2,038
Accrued expenses and other liabilities	(2,574)	(661)
Net cash provided by operating activities	552	5,521

Cash flows from investing activities:
Purchases of certificates of deposit	(119)	(208)
Maturities of certificates of deposit	10,798	-
Activity in available-for-sale securities:
Sales	38,298	5,019
Maturities, prepayments and calls	136,281	104,316
Purchases	(179,744)	(61,240)
Activity in held-to-maturity securities:
Maturities, prepayments and calls	18,644	-
Purchases	(38,230)	-
Redemptions of restricted stock	554	-
Funds advanced on other real estate owned	-	(384)
Proceeds from sales of other real estate owned	879	1,365
Net loan payments (originations)	23,157	(72,103)
Purchase of premises and equipment	(3,768)	(5,419)
Net cash provided (used) by investing activities	6,750	(28,654)

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Term certificates	10,833	70,789
Other deposits	157,303	111,367
Short-term borrowings	(134,817)	(93,454)
Activity in long-term debt:
Proceeds from advances	1,561	-
Payment of advances	(9,802)	(768)
Purchase of shares for incentive plans	(5,309)	(9,668)
Dividends paid	(816)	(650)
Net cash provided by financing activities	18,953	77,616
Change in cash and cash equivalents	26,255	54,483
Cash and cash equivalents at beginning of period	71,757	33,129
Cash and cash equivalents at end of period	$98,012	$87,612

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,773	$18,111
Income taxes	2,132	923
Non-cash financing and investing activities:
Transfers from loans to other real estate owned	563	1,550

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated interim financial statements include the accounts of Danvers Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Danversbank (the “Bank”).  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been omitted.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the reporting interim periods have been included.  The consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2009 filed by the Company with the Securities and Exchange Commission on March 16, 2010.  The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be obtained for a full year.

Effective October 30, 2009, the Company acquired Beverly National Corporation (“Beverly National”), parent of Beverly National Bank (“Beverly”) and on February 12, 2010, Beverly merged with and into Danversbank.  On February 16, 2010, the eight former Beverly branches reopened as Danversbank branches.

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

Risk Management Objective of Using Derivatives

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities.  Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms.  The agreements entered into with counterparties meet established credit standards and contain master netting and collateral provisions protecting the at-risk party.  Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at June 30, 2010 and December 31, 2009.

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

DANVERS BANCORP, INC.

As of June 30, 2010, the Company had five interest rate swaps and one cap (“interest rate products”) with an aggregate notional amount of $40,911,000 and $50,000,000, respectively, with a variable pay rate of the 1 Month LIBOR and a fixed receive rate ranging from 4.10% through 7.29%.  These interest rate products mature at various dates ranging from December 31, 2010 through May 1, 2015.  During the six months ended June 30, 2010 and 2009, the Company recognized a net (loss) gain of ($7,000) and $22,000, respectively, related to changes in fair value of these interest rate products.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair values of the Company’s derivatives not designated as hedging instruments as well as their balance sheet location as of June 30, 2010 and December 31, 2009.

	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
	(In thousands)
Derivatives not designated as hedging
instruments:

June 30, 2010:
Interest rate swap agreements	Other assets	$1,219	Other liabilities	$1,232
Interest rate cap agreements	Other assets	12	Other liabilities	12
Total interest rate products		$1,231		$1,244

December 31, 2009:
Interest rate swap agreements	Other assets	$1,176	Other liabilities	$1,185
Interest rate cap agreements	Other assets	109	Other liabilities	106
Total interest rate products		$1,285		$1,291

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivatives not designated as hedging instruments on the income statement for the three and six months ended June 30, 2010 and 2009.

		Gain (Loss)		Gain (Loss)
		Recognized		Recognized
		in Income on		in Income on
		Derivatives for the		Derivatives for the
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
Derivatives Not Designated	Recognized in	June 30,		June 30,
as Hedging Instruments	Income on Derivative	2010	2009	2010	2009
		(In thousands)
Interest rate swap agreements	Other income	$(3)	$14	$(4)	$17
Interest rate cap agreements	Other income	(1)	5	(3)	5
Total income (loss) on interest rate products		$(4)	$19	$(7)	$22

DANVERS BANCORP, INC.

3.	Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2010:
Securities Available for Sale
Debt securities:
Other government-sponsored enterprises:
Federal Home Loan Mortgage Corporation	$500	$3	$-	$503
Federal National Mortgage Association	2,250	16	-	2,266
Federal Home Loan Bank	181,579	2,687	-	184,266
Federal Farm Credit Bank	55,803	953	-	56,756
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	69,418	2,656	(31)	72,043
Federal National Mortgage Association	95,427	3,904	(38)	99,293
Government National Mortgage Association	45,594	1,702	(4)	47,292
Municipal bonds	28,120	548	(69)	28,599
Other bonds and notes	250	-	-	250
Total debt securities	478,941	12,469	(142)	491,268
Marketable equity securities:
Warrants	779	-	(234)	545
Mutual funds	612	14	-	626
Total equity securities	1,391	14	(234)	1,171

Total securities available for sale	$480,332	$12,483	$(376)	$492,439

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2010:
Securities Held to Maturity
Debt securities:
Other government-sponsored enterprises:
Federal Home Loan Bank	$50,130	$588	$-	$50,718
Federal Farm Credit Bank	6,540	101	-	6,641
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	22,756	327	-	23,083
Federal National Mortgage Association	24,326	499	(10)	24,815
Government National Mortgage Association	17,295	97	(20)	17,372
Subordinated note	9,290	-	(2,290)	7,000
Other bonds	200	-	-	200
Total securities held to maturity	$130,537	$1,612	$(2,320)	$129,829

DANVERS BANCORP, INC.

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
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
	(In thousands)
June 30, 2010:
Securities Available for Sale
Debt securities:
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	$31	$5,801	$-	$-
Federal National Mortgage Association	18	4,553	20	1,517
Government National Mortgage Association	4	1,021	-	-
Municipal bonds	11	2,198	58	3,938
Total debt securities	64	13,573	78	5,455
Marketable equity securities:
Warrants	234	545	-	-
	$298	$14,118	$78	$5,455

Securities Held to Maturity
Debt securities:
Residential mortgage-backed:
Federal National Mortgage Association	$10	$1,269	$-	$-
Government National Mortgage Association	20	1,543	-	-
Subordinated note	2,290	7,000	-	-
	$2,320	$9,812	$-	$-

DANVERS BANCORP, INC.

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
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

Marketable equity securities are evaluated for OTTI based on the severity and duration of impairment and, if deemed to be other than temporary, the declines in fair values are reflected in earnings as realized losses.  For debt securities, OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.   For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full

DANVERS BANCORP, INC.

amount of the depreciation is recognized as OTTI through earnings.  Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. To determine which individual securities are at risk for OTTI, consideration is given to (1) the length of time and the extent to which the fair value has remained less than amortized cost, (2) adverse conditions specifically related to the security, and industry or geographic area, (3) the historical and implied volatility of the fair value of the security, (4) the payment structure of the debt security, (5) failure of the issuer of the security to make scheduled interest or principal payments, (6) any changes to the rating of the security by a rating agency and (7) recoveries or additional declines in fair value subsequent to the balance sheet date.

The unrealized losses on the Company’s investment in other government sponsored enterprises and residential mortgage-backed securities were caused by current dislocations in the market resulting in spreads increasing significantly over historic levels.  This spread increase in combination with generally illiquid markets is responsible for a significant portion of the price declines experienced by these securities.  These securities are guaranteed by the U.S. Government or a government-sponsored enterprise.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because declines in the market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2010.

The unrealized losses on the Company’s investment in municipal bonds were caused by current dislocations in the market resulting in spreads increasing significantly over historic levels.  This spread increase in combination with generally illiquid markets is responsible for a significant portion of the price declines experienced by these securities.  Ongoing analysis of these securities indicates no significant deterioration in the underlying credit supporting these securities.  Therefore, it is expected that these bonds would not be settled at a price less than the par value of the investment.  Because the Company does not intend to sell the securities and it is more likely than not that, the Company will not be required to sell the securities before recovery of their amortized costs basis, it does not consider these securities to be other-than-temporarily impaired at June 30, 2010.

At June 30, 2010, one marketable equity security has an unrealized loss with depreciation of 30.0% from the Company’s amortized cost basis.  The unrealized loss has existed for less than twelve months and is a result of declines in the earnings of the issuer as a result of the weakened economy, no credit issues have been identified that cause management to believe the declines in market value are other than temporary and the Company has the ability and intent to hold these investments until a recovery of fair value.  In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year timeframe.   The Company does not consider this security to be other-than-temporarily impaired at June 30, 2010.

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

Off-balance sheet credit related instruments – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The fair value of these fees at June 30, 2010 and December 31, 2009 was immaterial to the consolidated financial statements.

DANVERS BANCORP, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2010
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities Available for Sale:
Debt securities:
Other government-sponsored enterprises:
Federal Home Loan Mortgage Corporation	$-	$503	$-	$503
Federal National Mortgage Association	-	2,266	-	2,266
Federal Home Loan Bank	-	184,266	-	184,266
Federal Farm Credit Bank	-	56,756	-	56,756
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	-	72,043	-	72,043
Federal National Mortgage Association	-	99,293	-	99,293
Government National Mortgage Association	-	47,292	-	47,292
Municipal bonds	-	28,599	-	28,599
Other bonds and notes	-	250	-	250
Marketable equity securities:
Warrants	-	-	545	545
Mutual funds	-	626	-	626
Other:
Interest rate products	-	1,231	-	1,231
Total assets	$-	$493,125	$545	$493,670

Liabilities
Interest rate products	$-	$1,244	$-	$1,244

DANVERS BANCORP, INC.

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
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

There were no transfers between Level 1 and Level 2 assets and liabilities for the period ended June 30, 2010 and December 31, 2009.

DANVERS BANCORP, INC.

The table below presents, for the period ended June 30, 2010 and 2009, the changes in Level 3 assets measured at fair value on a recurring basis.

Assets
Securities Available for Sale
(In thousands)
Balance as of December 31, 2008	$-

Total unrealized losses included in other comprehensive income	-
Purchases	-
Balance as of June 30, 2009	$-

Change in unrealized losses relating to instruments still held at
June 30, 2009	$-

Balance as of December 31, 2009	$692

Total unrealized losses included in other comprehensive income	(147)
Purchases	-
Balance as of June 30, 2010	$545

Change in unrealized losses relating to instruments still held at
June 30, 2010	$(234)

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at June 30, 2010 and 2009.

The following tables summarize the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2010 and 2009.  The losses represent the amount of write-down recorded during the three-month period on the assets held at June 30, 2010 and 2009, respectively:

				Quarter	Six Months
				Ended	Ended
				June 30,	June 30,
	June 30, 2010			2010	2010
				Total	Total
	Level 1	Level 2	Level 3	Losses	Losses
	(In thousands)
Assets
Other real estate owned	$-	$-	$1,020	$-	$-
Impaired loans	-	-	423	160	837
	$-	$-	$1,443	$160	$837

DANVERS BANCORP, INC.

				Quarter	Six Months
				Ended	Ended
				June 30,	June 30,
	December 31, 2009			2009	2009
				Total	Total
	Level 1	Level 2	Level 3	Losses	Losses
	(In thousands)
Assets
Other real estate owned	$-	$-	$1,427	$82	$82
Impaired loans	-	-	653	726	861
	$-	$-	$2,080	$808	$943

At June 30, 2010 and December 31, 2009, the amount of other real estate owned represents the carrying value and related charge-offs for which adjustments are based on current appraised value of the collateral or where current appraised value is not obtained, management’s discounted estimate of the collateral.  At June 30, 2010 and December 31, 2009, the amount of impaired loans represents the carrying value and related charge-offs and allocated reserves on impaired loans for which adjustments are based on current appraised value of the collateral or where current appraised value is not obtained, management’s discounted estimate of the collateral.  Appraised values are typically based on a blend of (a) an income approach using observable cash flows to measure fair value and (b) a market approach using observable market comparables.

DANVERS BANCORP, INC.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows.  Certain financial instruments and all nonfinancial instruments are exempt from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$98,012	$98,012	$71,757	$71,757
Certificates of deposit	-	-	10,679	10,679
Securities available for sale	492,439	492,439	481,100	481,100
Securities held to maturity	130,537	129,829	110,932	108,697
Loans and loans held for sale, net	1,635,741	1,644,096	1,653,413	1,660,176
Restricted stock	18,172	18,172	18,726	18,726
Accrued interest receivable	9,249	9,249	9,998	9,998

Financial liabilities:
Deposits:
Demand deposits	241,868	241,868	224,776	224,776
Savings and NOW accounts	425,345	425,345	376,975	376,975
Money market accounts	713,524	713,524	621,683	621,683
Term certificates	552,587	556,914	542,369	545,740
Short-term borrowings	38,012	38,012	172,829	172,829
Long-term debt	209,528	220,720	218,475	222,122
Subordinated debt	29,965	24,014	29,965	12,402
Accrued interest payable	1,231	1,231	1,838	1,838

On-balance sheet derivative
financial instruments:
Interest rate products:
Assets	1,231	1,231	1,285	1,285
Liabilities	1,244	1,244	1,291	1,291

5.	Goodwill and Intangible Assets

The Company has recorded goodwill and core deposit intangible (“CDI”) assets in connection with the acquisition of financial institutions.  The Company’s goodwill represents the excess purchase price over the fair value of the assets acquired and liabilities assumed arising from the Company’s acquisition of Beverly National on October 30, 2009.  The Company’s CDI represents the long-term value of depositor relationships arising from the contractual rights acquired in the Company’s acquisition of Revere Federal Savings Bank (“Revere”) on September 26, 2001 and the Beverly National acquisition on October 30, 2009.

Goodwill

Goodwill is not amortized, but tested for impairment at least annually, subsequent to the date of acquisition, or when events or changes in circumstances indicate the asset might be impaired.   At June 30, 2010 and December 31, 2009, the gross carrying amount of the Company’s goodwill was $23,646,000.  As of June 30, 2010 and December 31, 2009, the Company did not need to record any goodwill adjustments related to the Beverly National acquisition nor record any impairment of goodwill.

DANVERS BANCORP, INC.

Intangible Assets

The Company amortizes CDI premiums over a 10-year period, from the date of acquisition, on an accelerated basis.  The Company periodically evaluates the realizability of intangible assets based on the value of the underlying depositor relationships.  If the value is less than the carrying amount of the intangible asset, the Company would recognize an impairment loss.  At June 30, 2010 and December 31, 2009, the Company has not recorded any impairment of its CDI assets.

The gross carrying amount, accumulated amortization, net carrying amount and weighted average amortization period of intangible assets, by major class, is as follows:

				Weighted
			Net	Average
	Gross Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
	(In thousands)
June 30, 2010:
Revere acquisition, September 26, 2001	$1,603	$(1,425)	$178	10 years
Beverly National acquisition, October 30, 2009	11,561	(1,401)	10,160	10 years
	$13,164	$(2,826)	$10,338

December 31, 2009:
Revere acquisition, September 26, 2001	$1,603	$(1,366)	$237	10 years
Beverly National acquisition, October 30, 2009	11,561	(350)	11,211	10 years
	$13,164	$(1,716)	$11,448

The current period and estimated amortization expense for intangible assets in the succeeding years is as follows:

	Quarter	Six Months
	Ended	Ended
Aggregate Amortization Expense:	June 30, 2010	June 30, 2010
	(In thousands)
Amortization expense	$555	$1,110

Estimated Amortization Expense for the Years Ending December 31,		Amount
		(In thousands)
2010		$2,186
2011		1,976
2012		1,647
2013		1,436
2014		1,226
Thereafter		2,977
		$11,448

DANVERS BANCORP, INC.

6.	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase mature on a daily basis and amounted to $38,012,000 and $52,829,000 at June 30, 2010 and December 31, 2009, respectively.  These agreements are secured by obligations of government-sponsored enterprises with a carrying value of $40,930,000 and $72,709,000 at June 30, 2010 and December 31, 2009, respectively.  The obligations to repurchase the securities sold are reflected as a liability in the consolidated balance sheets.  The dollar amount of the securities underlying the agreements remain in the asset accounts.  The securities pledged are registered in the Company’s name; however, the securities are held by the designated trustee of the broker.  Upon maturity of the agreements, the identical securities pledged as collateral are returned to the Company.

7.	Post Retirement Benefits

Defined Benefit Plan

The Company provides pension benefits to eligible former Beverly employees through a defined benefit plan.  Effective January 1, 2006, the plan was suspended so that participating employees no longer earn additional defined benefits for future services.

The net pension expense for the plan included the following components:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Interest cost	$123	$-	$247	$-
Expected return on plan assets	(127)	-	(255)	-
Unrecognized actuarial loss	-	-	-	-
Net pension benefit	$(4)	$-	$(8)	$-

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

DANVERS BANCORP, INC.

The net pension expense for the plan included the following components:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Interest cost	$15	$-	$30	$-
Expected return on plan assets	-	-	-	-
Unrecognized actuarial loss	-	-	-	-
Net pension expense	$15	$-	$30	$-

The Company expects to contribute $123,000 to its supplemental retirement plan in 2010.  As of June 30, 2010, the Company has contributed $62,000 to its supplemental retirement plan.

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

Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) and treasury shares are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

Earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Average number of common shares issued	22,316,125	17,842,500	22,316,125	17,842,500
Less: Average treasury shares	(759,763)	(561,016)	(687,379)	(339,852)
Less: Average unallocated ESOP shares	(1,260,675)	(1,332,045)	(1,269,544)	(1,340,914)
Average number of common shares outstanding used to
calculate basic earnings per common share	20,295,687	15,949,439	20,359,202	16,161,734
Effect of dilutive unvested stock awards	14,934	-	7,467	-
Average number of common shares outstanding used to
calculate basic and diluted earnings per common share	20,310,621	15,949,439	20,366,669	16,161,734

At June 30, 2010 and 2009, options for 1,663,000 and 1,575,000 shares, respectively, were not included in the computation for dilutive earnings per share because to do so would have been antidilutive.

9.	Dividend Declared

On July 28, 2010, the Company declared a cash dividend on its common stock of $.02 per share. The dividend will be paid on or after August 27, 2010 to shareholders of record as of August 13, 2010.

DANVERS BANCORP, INC.

10.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued two related accounting pronouncements changing the accounting principles and disclosures requirements related to securitizations and special purpose entities. Specifically, these pronouncements eliminate the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  For situations in which only a portion of a financial asset is transferred, such as for a participation loan or the government guaranteed portion of a loan, if the transfer of the portion of the loan does not meet the criteria of a participating interest, then it must be accounted for as a secured borrowing rather than as a sale.

In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.  These pronouncements also expand existing disclosure requirements.  These pronouncements became effective for the Company as of January 1, 2010 and did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued an Accounting Standards Update, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The objective of this Update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) the changes and reasons for those changes in the allowance for credit losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 will have a material impact on the Company’s consolidated financial statements.

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

DANVERS BANCORP, INC.

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

•
changing business, banking, or regulatory conditions or policies, or new legislation affecting the financial services industry, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs (including deposit insurance premiums), increased regulatory scrutiny, declines in consumer confidence in depository institutions or changes in the secondary market for bank loan and other products;

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the FASB; and

•	changes in our organization, compensation and benefit plans.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We discuss these and other uncertainties in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 and in “Risk Factors” on page 43. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

DANVERS BANCORP, INC.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total Assets. Total assets increased by $29.5 million, or 1.2%, during the six months ended June 30, 2010.  Net loans (including loans held for sale) decreased $17.7 million, or 1.1%, securities increased by $20.3 million, or 3.4%, and cash and cash equivalents increased $26.3 million, or 36.6%, during the six months ended June 30, 2010.  The strong growth of the balance sheet that the Company experienced in 2008 and 2009, and in particular, the market transfer of large and well-diversified credit opportunities from some of the larger institutions in the area to some of the community banking franchises, slowed substantially during the first six months of 2010.  At the same time, the Company experienced strong deposit growth during the period.  Deposit balances increased by $167.5 million, or 9.5%, for the six months ended June 30, 2010.  The Company utilized these deposit cash flows to fund some securities purchases and to retire all of its overnight FHLB borrowing.

Cash and Cash Equivalents. Cash and cash equivalents increased by $26.3 million, or 36.6%, to $98.0 million at June 30, 2010 from $71.8 million at December 31, 2009.  The increase is primarily attributable to the large inflow of customer deposits and to a lesser extent, the slowdown in loan demand.

Securities. The securities portfolio, including certificates of deposit, aggregated $623.0 million at June 30, 2010, an increase of $20.3 million, or 3.4%, from $602.7 million at December 31, 2009.  The cash flows from deposit inflows, investment calls and amortization from the Company’s mortgage-backed securities (“MBS”) portfolio were utilized to purchase additional securities during the period.

At June 30, 2010 and December 31, 2009, MBS totaled 44.1% and 52.3%, respectively, of our investment portfolio and consisted of high quality rated pass-through securities that are directly insured or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.  The MBS portfolio is backed by pools of one- to four-family mortgages that have loans with interest rates that are within a set range and have varying maturities.  None of our MBS are privately issued or have sub-prime residential mortgages or home equity loans as part of their underlying loan pools.  We target instruments with five- to twelve-year weighted average lives, with expected average life extensions up to a maximum of fifteen years in a rising rate environment.  We continue to invest in adjustable rate MBS portfolio to protect against a rising interest rate environment.  As of June 30, 2010, our adjustable rate MBS portfolio made up 58.5% of the Company’s total MBS portfolio.  All our MBS were rated AAA at June 30, 2010 and December 31, 2009.   Although unforeseeable changes in market conditions may affect future ratings, management does not expect a ratings downgrade to any of the Company’s MBS holdings.

The Company holds municipal bonds due to the tax advantages they provide.  At June 30, 2010 and December 31, 2009, all our municipal bonds were rated B or better by a nationally recognized rating agency and mature in thirty years or less.  All of the Company’s holdings with the exception of four issues from the Town of Danvers are privately insured.

Net Loans (Excluding Loans Held for Sale).  Net loans as of June 30, 2010 were $1.63 billion, a decrease of $25.7 million, or 1.6%, from net loan balances of $1.65 billion as of December 31, 2009.  The loan portfolio experienced increases in the commercial and industrial (“C&I”) and residential real estate loan segments.  The largest increase was in C&I lending of $81.6 million, or 11.9%, and a lesser increase in residential real estate loans of $1.7 million, or 0.6%.  These increases were offset by a decline in the Company’s commercial real estate and construction loan portfolios of $20.0 million, or 15.9%, and $86.0 million, or 18.1%, respectively.  A slowdown in loan demand and increased competition from some of the larger banks in our market area continue to be a challenge.

DANVERS BANCORP, INC.

The following table sets forth the composition of the loan portfolio at the dates indicated:

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
Construction	$105,940	6.5%	$125,952	7.5%
Residential	292,628	17.8	290,894	17.4
Commercial	387,280	23.6	473,075	28.4
Home equity	85,390	5.1	86,269	5.2
C&I	769,390	46.8	687,808	41.2
Consumer	3,625	0.2	4,523	0.3
Total loans	1,644,253	100.0%	1,668,521	100.0%
Allowance for loan losses	(16,244)		(14,699)
Net deferred loan fees	(2,239)		(2,357)
Loans, net	$1,625,770		$1,651,465

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Real estate mortgages:
Construction	$80	$$935
Residential (1)	6,767	3,332
Commercial (2)	533	926
Home equity	1,413	1,139
Total real estate mortgages	8,793	6,332
C&I (3)	3,206	2,286
Consumer	15	6
Total non-accrual loans (4)	$12,014	$8,624
Non-performing accrual loans (5)	$-	$1,495
Restructured loans (6)	$7,379	$7,700
Total non-performing loans	$19,393	$17,819
Other real estate owned	1,020	1,427
Total non-performing assets	$20,413	$19,246
Total non-performing loans to total loans (7)	1.17%	1.01%
Total non-performing loans to total assets	0.77%	0.71%
Total non-performing assets to total assets	0.81%	0.77%

(1)	Included in non-accrual residential loans is one troubled debt restructure in the amount of $423,000 at June 30, 2010.
(2)	Included in non-accrual commercial loans is one troubled debt restructure in the amount of $133,000 at June 30, 2010.
(3)	Included in non-accrual C&I loans is one troubled debt restructure in the amount of $780,000 at June 30, 2010.
(4)	All loans on non-accrual status are considered non-performing.
(5)	At December 31, 2009, non-performing accrual loans consisted of six loans adequately secured and in the process of collection.

DANVERS BANCORP, INC.

(6)	Restructured loans that have been performing in accordance with their modified terms for a period of less than 12 months are considered non-performing.
(7)	Total loans includes loans held for sale.

It is the Company’s policy to cease accrual of interest on loans when the loan is delinquent in excess of 90 days (based on contractual terms), unless the timing of collections are reasonably estimable and collection is probable.  When a loan is placed on non-accrual status, all previously accrued but uncollected interest is reversed against current period income.  The interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until the borrower has demonstrated performance in accordance with the contractual terms of the note which is generally six months.  The Company recognized $136,000 on the cash-basis in interest income on non-accrual loans during 2010.  The Company did not have any loans in the portfolio over 90 days and still accruing at June 30, 2010.

Restructured loans represent loans for which concessions are granted due to the borrower’s financial condition.  Such concessions may include modifications of repayment terms and/or a reduction of interest rates to below market rates.  At June 30, 2010, the Company had 17 restructured loans totaling $8.7 million with a combined appraised value of $15.6 million.   Two of the restructured loan modifications included a reduction in the interest rate on the loan and interest only payments for a period of up to twelve months;  ten loans were placed on interest only payments for twelve months; the term and amortization on two loans was extended; the interest rate and principal and interest payment on one loan was reduced; another note was accepted for payment of interest on a loan and the principal and interest payment was reduced on another loan.  Of the 17 restructured loans, 14 were on accrual status at the time of the restructure and at June 30, 2010, and as of the date of this report, all restructured loans were performing in accordance with their modified terms and conditions.  The Company recognized $190,000 on the accrual-basis in interest income on restructured loans during the first six months of 2010.

The Company had $1.0 million in other real estate owned (“OREO”) at June 30, 2010.  The OREO balance consists of three properties with no particular business segment or industry concentration represented.  Management does not anticipate any material losses on any of the remaining properties at this time.

DANVERS BANCORP, INC.

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

					At or For the
	At or For the Three		At or For the Six		Year Ended
	Months Ended June 30,		Months Ended June 30,		December 31,
	2010	2009	2010	2009	2009
	(Dollars in thousands)

Allowance balance at beginning of period	$15,509	$12,545	$14,699	$12,133	$12,133
Provision for loan losses	1,300	1,200	2,500	1,960	5,110
Charge-offs:
Real estate mortgages:
Construction	149	234	480	475	585
Residential	-	49	-	49	298
Commercial	-	-	-	-	-
Home equity	-	-	-	-	207
Total real estate mortgages	149	283	480	524	1,090
C&I	474	725	509	831	1,411
Consumer	14	33	43	68	106
Total charge-offs	637	1,041	1,032	1,423	2,607
Recoveries:
Real estate mortgages:
Construction	33	-	33	-	6
Residential	-	-	-	-	-
Commercial	-	-	-	-	-
Home equity	-	-	-	-	-
Total real estate mortgages	33	-	33	-	6
C&I	30	5	35	25	26
Consumer	9	10	9	24	31
Total recoveries	72	15	77	49	63
Net charge-offs	565	1,026	955	1,374	2,544
Allowance balance at end of period	$16,244	$12,719	$16,244	$12,719	$14,699

Total loans outstanding (1)	$1,654,224	$1,191,675	$1,654,224	$1,191,675	$1,668,521
Average loans outstanding	$1,654,934	$1,166,114	$1,658,768	$1,146,218	$1,252,625

Allowance for loan losses as a percent of
total loans outstanding	0.98%	1.07%	0.98%	1.07%	0.88%	(2)
Net loans charged off as a percent of
average loans outstanding (3)	0.14%	0.35%	0.12%	0.24%	0.20%
Allowance for loan losses to non-
performing loans	83.76%	101.40%	83.76%	101.40%	82.49%

(1)	Includes loans held for sale.
(2)	The acquisition of Beverly National into the Company and the attendant acquisition accounting considerations are the reasons that the reserve represents a lower percentage of gross loans.
(3)	Ratios for the three and six months ended June 30, 2010 and 2009 are annualized.

For further information, see “Provision for Loan Losses” of the Management Discussion and Analysis on page 34.

DANVERS BANCORP, INC.

Deposits. The Company’s deposit growth remained strong for the six months ended June 30, 2010.  Total deposits increased by $167.5 million to $1.93 billion at June 30, 2010, an increase of 9.5% from a balance of $1.77 billion at December 31, 2009.  During the first six months, the Company experienced increases in all deposit categories.  This growth is primarily attributable to the Company’s expanded retail branch presence and on-line banking initiatives.  The Company opened its Cambridge and Waltham locations in the third and fourth quarters of 2009 and its first retail Boston location at 86 Massachusetts Avenue in the first quarter of 2010.  These new locations have already attracted $90.9 million in new deposit balances.  Despite the low levels of short-term interest rates, the Company has experienced considerable success at raising “core” deposit balances.

The Company expects to continue with the expansion of its retail branch network and plans to open a new branch in Needham and Lexington in the third and fourth quarters of 2010, respectively, along with a second Boston location in the financial district.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand deposits	$241,868	12.5%	$224,776	12.7%
Savings and NOW accounts	425,345	22.0	376,975	21.4
Money market accounts	713,524	36.9	621,683	35.2
Total non-certificate accounts	1,380,737	71.4	1,223,434	69.3
Term certificates over $100,000	324,120	16.8	314,097	17.8
Other term certificates	228,467	11.8	228,272	12.9
Total certificate accounts	552,587	28.6	542,369	30.7
Total deposits	$1,933,324	100.0%	$1,765,803	100.0%

Borrowed Funds. The Company relies on borrowings from the Federal Home Loan Bank of Boston (“FHLBB”), as an alternative funding source to deposits and to augment the Company’s short-term liquidity needs.  The balance of these borrowings fluctuates depending upon our ability to attract deposits, coupled with the overall level of loan demand and other investment opportunities.  Funds borrowed from the FHLBB on a short-term and long-term basis decreased by $120.0 million, or 100%, and $8.9 million or 4.1%, at June 30, 2010.  Management has replaced all of the Company’s short-term FHLBB borrowings with the aforementioned deposit inflows and in the process has lessened the Company’s reliance on any single short-term funding source.  The Company had $209.5 million in various FHLBB term advances borrowings at June 30, 2010.

At June 30, 2010, the Company’s short-term borrowings consisted of $38.0 million in overnight customer repurchase agreements (“REPOs”), a decrease of $14.8 million, or 28.0% from $52.8 million at December 31, 2009.  The Company’s REPOs are securities sold under agreements to repurchase, which are contracts for the sale of securities owned by the Company with an agreement to repurchase those securities at an agreed upon price and date.  The Company uses repurchase agreements as a secondary funding source and as a means of offering commercial deposit customers a commercial sweep account product.

From a funding and liquidity perspective, the Company has ready access to a number of large and well-diversified short-term funding sources and these alternatives are available at highly competitive rates given the current rate environment.

DANVERS BANCORP, INC.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated:

	June 30,	December 31,
	2010	2009
	(In thousands)
Short-term borrowings:
Repurchase agreements	$38,012	$52,829
FHLB advances	-	120,000
Total short-term borrowings	38,012	172,829

Long-term debt:
FHLB advances	209,528	218,475
Total borrowed funds	$247,540	$391,304

Total Stockholders’ Equity. Total stockholders’ equity increased by $8.4 million to $294.1 million, or 2.9% at June 30, 2010 from a balance of $285.7 million at December 31, 2009.  This increase was primarily due to net income of $9.2 million, $3.3 million increase in net unrealized gain on securities available for sale, $1.5 million of equity incentive shares earned and a decline in the unallocated common shares held by the ESOP of $520,000, offset by stock repurchases as the Company purchased 364,461 shares of its common stock in the open market at an average price of $14.57 per share during the six months of 2010.  These purchases are part of the stock repurchase programs announced in January of 2009 and May of 2010.  See Item 2 of Part II of this 10-Q for a further discussion of these purchases.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2010 and 2009

The Company’s operating results for the three and six months ended June 30, 2010 are impacted by the Beverly National acquisition.  The acquisition occurred on October 30, 2009; accordingly, the acquisition does not impact the operating results for the three and six months ended June 30, 2009.

Net Income. The Company recorded net income for the three months ended June 30, 2010 of $4.9 million, an increase of $4.8 million from net income of $135,000 for the three months ended June 30, 2009.  This increase is attributable to the overall growth of the Company and in particular, the growth of the loan portfolio and the improvement in the Company’s net interest margin.  The Company reported net income for the six months ended June 30, 2010 of $9.2 million, an increase of $7.7 million from net income of $1.5 million for the same period in 2009.  A significant increase in net interest income and non-interest income more than offset higher provision for loan losses and increased non-interest expenses for the comparable six month periods.

Net Interest Income.  Overall, average interest-earning assets and average interest-bearing liabilities increased for the comparable three and six month periods due to the acquisition of Beverly National during the fourth quarter of 2009.

Net interest income for the three months ended June 30, 2010 increased to $21.1 million from $13.0 million for the three months ended June 30, 2009.  Average interest-earning assets increased by $639.8 million between the two periods.  The increase of $8.1 million or 62.2% in net interest income was the combination of a $5.1 million increase due to volume and a $3.0 million increase due to rate.  The Company’s net interest margin was 3.66% for the three months ended June 30, 2010 compared to 3.13% for the three months ended June 30, 2009.

Net interest income for the six months ended June 30, 2010 increased to $41.9 million from $25.5 million for the six months ended June 30, 2009.  Average interest-earning assets increased $639.0 million between the two periods.  The increase of $16.4 million in net interest income resulted from a $9.8 million increase due to volume

DANVERS BANCORP, INC.

and a $6.6 million increase due to rate.  Our net interest margin was 3.66% for the six months ended June 30, 2010 compared to 3.09% for the six months ended June 30, 2009. The Company experienced a 91 basis point decline in funding costs between the comparable periods.

Interest and Dividend Income. Interest income increased $7.4 million, or 33.6%, to $29.4 million for the three months ended June 30, 2010 from $22.0 million for the three months ended June 30, 2009.  The increase was primarily due to a higher average balance of our interest-earning assets, offset by a decrease in yields, reflective of the interest rate environment.  In particular, average loans increased by $488.8 million between the two comparable periods.  The Company also experienced an increase in the average balances of securities of $136.2 million and interest earning cash equivalents of $7.4 million. The average yield on securities decreased from 4.78% for the three months ended June 30, 2009 to 3.57% for the same period in 2010.  The decline in the securities portfolio yield directly related to redeploying cash flows from maturities, calls and sales in this lower interest rate environment.  This decrease was partially offset by the increase in loan yield.  The average yield on loans increased from 5.70% for the three months ended June 30, 2009 to 5.85% for the same period in 2010, and the overall yield on interest-earning assets decreased from 5.28% to 5.10% for the 2009 and 2010 periods, respectively.

Interest income increased $15.0 million, or 34.6%, to $58.5 million for the six months ended June 30, 2010 from $43.5 million for the six months ended June 30, 2009.  The increase was primarily due to higher average balances of interest-earning assets, offset by a decrease in yield.  Loans and securities increased on average by $512.6 million and $117.7 million, respectively, and interest earning cash equivalents increased on average by $4.4 million between the two periods. The average yield on securities decreased from 4.82% for the six months ended June 30, 2009 to 3.78% for the same period in 2010. This decrease was partially offset by the increase in loan yield.  The average yield on loans increased from 5.64% for the six months ended June 30, 2009 to 5.74% for the same period in 2010 and the overall yield on interest-earning assets decreased from 5.27% to 5.11% for the 2009 and 2010 comparable periods, respectively.  Despite a significant increase in the Company’s real estate mortgages and C&I lending activities, the overall decline in asset yields is the byproduct of reinvesting investment maturities, calls and sales in this lower interest rate environment.

Interest Expense.  Interest expense for the three months ended June 30, 2010 decreased by $713,000, or 7.9%, when compared to the same three-month period in 2009.  Average interest-bearing liabilities increased by $571.1 million between the two comparable periods and resulted in a $3.4 million increase in interest expense.  A decrease of 89 basis points, or 34.5%, in the average cost of the Company’s interest-bearing liabilities resulted in an offsetting decrease in interest expense of $4.1 million.  The average cost of deposits decreased from 2.36% for the three months ended June 30, 2009 to 1.44% for the same period in 2010 and rates on interest-bearing liabilities decreased from 2.58% to 1.69% for the comparable periods.  The respective decline in deposit and interest-bearing liability costs relates to the continued low level of interest rates during the period.

Interest expense for the six months ended June 30, 2010 decreased by $1.4 million, or 7.7%, to $16.6 million compared to interest expense of $18.0 million for the six months ended June 30, 2009.  Average balances of interest-bearing liabilities increased by $579.8 million between the two periods and this resulted in a $7.2 million increase in interest expense.  A decrease of 91 basis points, or 34.9%, in the average cost of the Company’s interest-bearing liabilities resulted in a decrease in interest expense of $8.6 million.  The overall rates on interest-bearing liabilities decreased from 2.61% to 1.70% for the 2009 and 2010 periods, respectively, and the average cost of deposits decreased from 2.44% for the six months ended June 30, 2009 to 1.45% for the same period in 2010. The overall decrease in deposit and interest-bearing liability costs is a byproduct of the current rate environment.

DANVERS BANCORP, INC.

Provision for Loan Losses. The Company records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient, in management’s judgment, to absorb losses inherent in the loan portfolio.

The Company recorded provision for loan losses of $1.3 million and $1.2 million during the three months ended June 30, 2010 and 2009, respectively.  Provisions in all periods are reflective of loan balance fluctuations, changes to the loan portfolio composition, management’s evaluation of certain qualitative attributes of the portfolio and net charge-offs.  The Company recorded $2.5 million and $2.0 million in provision for loan losses during the six months ended June 30, 2010 and 2009, respectively.

Gross loans (including loans held for sale) declined $7.9 million and $16.1 million during the three and six months ended June 30, 2010.  Net charge-offs for the six months ended June 30, 2010 and 2009 were $1.0 million and $1.4 million, respectively.  Net charge-offs as a percent of average loans outstanding (annualized) for the three and six months period ending June 30, 2010 were approximately 14 basis points and 12 basis points, respectively.  Although charge-offs declined in both the three and six months periods ended June 30, 2010 compared to the same periods in 2009, management increased both its general and specific reserves because of continued concerns regarding both the local and national economy.  At June 30, 2010, the allowance for loan losses totaled $16.2 million, or 0.98% of total loans outstanding.

Non-interest Income. Non-interest income for the three months ended June 30, 2010 increased by $2.3 million, or 126.0%, to $4.1 million, compared to $1.8 million for the three months ended June 30, 2009.  This increase was primarily the result of gains on the sales of securities of $1.2 million.  As a function of the Asset Liability Committee (“ALCO”) process, management chose to sell approximately $30 million in securities during the quarter and in the process shorten the duration of the portfolio.  The Company also experienced an increase of $443,000 in trust service fees and $377,000 in service charges on deposits.  The increase in service charges on deposits resulted from both higher volumes and changes to the Company’s service charge matrix.  All of these increases were somewhat offset by decreases in gains on sales of loans of $200,000.

Non-interest income for the six months ended June 30, 2010 increased by $3.2 million, or 91.8%, to $6.7 million, compared to $3.5 million for the six months ended June 30, 2009.  The increase was mainly due to increases in net gain on sales of securities of $1.3 million, trust services revenue of $836,000, service charges on deposits of $673,000, other operating income of $461,000 and the increase in the cash surrender value of bank-owned life insurance of $336,000, offset by a decrease in net gain on sales of loans of $442,000.  While the Company has experienced some success at increasing its non-interest revenues to varying degrees and across a variety of categories, developing reliable and stable sources of non-interest income that complement the Company’s primary lines of business continues to be a challenge.

Non-interest Expense. Non-interest expense increased $3.7 million, or 27.1%, during the second quarter of 2010 when compared to the same period in 2009.  The Company experienced increases in salaries and employee benefits, occupancy and equipment, advertizing and other operating expense, offset by a decrease in deposit insurance expense during the second quarter.  Increases in salaries and employee benefits and occupancy and equipment expense are the result of the additional personnel and branches related to the Beverly National acquisition and the expansion of the branch footprint undertaken prior to the acquisition.  Other operating expense increased $1.1 million, or 52.4%, due primarily to the amortization of the core deposit intangible related to the acquisition, increases in general operating expenses related to the Beverly National acquisition and de novo branching activities.  In the absence of another special assessment from the Federal Deposit Insurance Corporation (“FDIC”), deposit insurance decreased by $1.1 million when compared to the second quarter of 2009.

Non-interest expense increased by $9.4 million between the six months ended June 30, 2010 and 2009.  The Company experienced increases in salaries and employee benefits, occupancy and equipment and other operating

DANVERS BANCORP, INC.

expense, offset by a decrease in deposit insurance expense during the six month period.  Increases in salaries and employee benefits, occupancy and equipment expense was a result of the additional personnel, the impact of the Company’s stock based incentive plans and branches related to the Beverly National acquisition and the expansion of the branch footprint undertaken prior to the acquisition.  Other operating expense increased $2.5 million, or 70.8%, due primarily to the amortization of the core deposit intangible related to the acquisition, increases in general operating expenses related to the Beverly National acquisition and de novo branching activities.  Deposit insurance decreased by $419,000, in the absence of any additional FDIC special assessments.

Income Taxes. The Company recorded an income tax provision of $1.7 million for the three months ended June 30, 2010, an increase in income tax expense of $1.8 million when compared to an income tax benefit of $97,000 for the three months ended June 30, 2009.  The tax provision between the two periods changed as a result of the combination with Beverly National and the resulting change in the taxable and tax deferred elements of the Company’s revenues.  The effective tax rate for the three months period ended June 30, 2010 was 25.5% compared to (255.3%) for the same period in 2009.

The Company recorded an income tax provision of $2.2 million for the six months ended June 30, 2010, an increase in income tax expense of $2.0 million, compared to a provision of $178,000 for the six months ended June 30, 2009.  The tax provision between the two periods changed as a result of the combination with Beverly National and the resulting change in the taxable and tax deferred elements of the Company’s revenues.  The effective tax rate for the six months period ended June 30, 2010 was 19.3% compared to 10.5% for the same period in 2009.

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

DANVERS BANCORP, INC.

	Three Months Ended June 30,
	2010				2009
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents and
certificates of deposit	$49,979		$28	0.22%	$42,563		$98	0.92%
Debt securities: (2)
U.S. Government	3,616		1	0.11	520		3	2.31
Gov't-sponsored enterprises	252,143		2,207	3.50	188,332		2,311	4.91
Mortgage-backed	287,398		2,464	3.43	234,042		2,780	4.75
Municipal bonds	27,530		205	2.98	21,692		220	4.06
Other	10,336		303	11.73	250		2	3.20
Restricted stock	22,047		4	0.07	14,626		1	0.30
Real estate mortgages (3)	911,286		13,689	6.01	639,596		8,961	5.60
C&I loans (3)	614,753		8,968	5.84	441,482		6,599	5.98
IRBs (3)	125,408		1,506	4.80	81,037		966	4.77
Consumer loans (3)	3,487		43	4.93	3,999		86	8.60
Total interest-earning assets	2,307,983		29,418	5.10	1,668,139		22,027	5.28
Allowance for loan losses	(15,849)				(12,583)
Total earning assets less allowance
for loan losses	2,292,134				1,655,556
Non-interest-earning assets	205,784				104,369
Total assets	$2,497,918				$1,759,925

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	$418,564		1,215	1.16	$208,005		647	1.24
Money market accounts	693,127		2,377	1.37	492,968		2,960	2.40
Term certificates	570,550		2,448	1.72	418,722		3,004	2.87
Total deposits	1,682,241		6,040	1.44	1,119,695		6,611	2.36
Borrowed funds:
Short-term borrowings	41,308		43	0.42	80,205		79	0.39
Long-term debt	209,849		1,813	3.46	162,391		1,805	4.45
Subordinated debt	29,965		384	5.13	29,965		498	6.65
Total interest-bearing liabilities	1,963,363		8,280	1.69	1,392,256		8,993	2.58
Non-interest-bearing deposits	223,340				128,361
Other non-interest-bearing liabilities	20,085				13,565
Total non-interest-bearing liabilities	243,425				141,926
Total liabilities	2,206,788				1,534,182
Stockholders' equity	291,130				225,743
Total liabilities and stockholders' equity	$2,497,918				$1,759,925

Net interest income			$21,138				$13,034
Net interest rate spread (4)				3.41%				2.70%
Net interest-earning assets (5)	$344,620				$275,883
Net interest margin (6)				3.66%				3.13%
Ratio of interest-earning assets
to total interest-bearing liabilities	1.18	x			1.20	x

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
(6) Net interest margin represents net interest income divided by average total interest-earning assets.

DANVERS BANCORP, INC.

	Six Months Ended June 30,
	2010				2009
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents and
certificates of deposit	$39,449		$75	0.38%	$35,043		$195	1.11%
Debt securities: (2)
U.S. Government	9,502		7	0.15	1,027		14	2.73
Gov't-sponsored enterprises	235,569		4,150	3.52	193,378		4,749	4.91
Mortgage-backed	290,765		5,592	3.85	238,959		5,751	4.81
Municipal bonds	25,987		447	3.44	20,830		423	4.06
Other	10,323		607	11.72	250		4	3.20
Restricted stock	18,951		4	0.04	14,626		1	0.01
Real estate mortgages (3)	939,312		27,339	5.82	624,526		17,445	5.59
C&I loans (3)	590,987		17,183	4.76	439,138		12,823	5.84
IRBs (3)	125,014		2,974	5.73	77,952		1,857	4.76
Consumer loans (3)	3,455		99	5.73	4,602		194	8.43
Total interest-earning assets	2,289,314		58,477	5.11	1,650,331		43,456	5.27
Allowance for loan losses	(15,469)				(12,464)
Total earning assets less allowance
for loan losses	2,273,845				1,637,867
Non-interest-earning assets	205,314				102,310
Total assets	$2,479,159				$1,740,177

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	$407,663		2,268	1.11	$196,923		1,195	1.21
Money market accounts	673,166		4,632	1.38	479,715		5,883	2.45
Term certificates	564,620		5,045	1.79	399,410		6,031	3.02
Total deposits	1,645,449		11,945	1.45	1,076,048		13,109	2.44
Borrowed funds:
Short-term borrowings	63,783		139	0.44	104,246		207	0.39
Long-term debt	213,400		3,648	3.42	162,585		3,594	4.42
Subordinated debt	29,965		826	5.51	29,965		1,031	6.88
Total interest-bearing liabilities	1,952,597		16,558	1.70	1,372,844		17,941	2.61
Non-interest-bearing deposits	218,328				126,514
Other non-interest-bearing liabilities	18,723				13,508
Total non-interest-bearing liabilities	237,051				140,022
Total liabilities	2,189,648				1,512,866
Stockholders' equity	289,511				227,311
Total liabilities and stockholders' equity	$2,479,159				$1,740,177

Net interest income			$41,919				$25,515
Net interest rate spread (4)				3.41%				2.66%
Net interest-earning assets (5)	$336,717				$277,487
Net interest margin (6)				3.66%				3.09%
Ratio of interest-earning assets
to total interest-bearing liabilities	1.17	x			1.20	x

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

	Three Months Ended June 30,
	2010 vs. 2009
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents and certificates of deposit	$17	$(87)	$(70)
Debt securities (1):
U.S. Government	18	(20)	(2)
Gov't-sponsored enterprises and FHLMC	783	(887)	(104)
Mortgage-backed	634	(950)	(316)
Municipal bonds	59	(74)	(15)
Other	81	220	301
Equity securities	1	2	3
Real estate mortgages (2)	3,806	922	4,728
C&I loans (2)	2,590	(221)	2,369
IRBs (2)	529	11	540
Consumer loans (2)	(11)	(32)	(43)
Total interest-earning assets	8,507	(1,116)	7,391

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	655	(87)	568
Money market accounts	1,202	(1,785)	(583)
Term certificates	1,089	(1,645)	(556)
Total deposits	2,946	(3,517)	(571)
Borrowed funds:
Short-term borrowings	(38)	2	(36)
Long-term debt	528	(520)	8
Subordinated debt	-	(114)	(114)
Total interest-bearing liabilities	3,436	(4,149)	(713)

Increase in net interest income	$5,071	$3,033	$8,104

(1) Average balances are presented at average amortized cost.
(2) Average loans include non-accrual loans and are net of average deferred loan fees/costs.

DANVERS BANCORP, INC.

	Six Months Ended June 30,
	2010 vs. 2009
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents and certificates of deposit	$25	$(145)	$(120)
Debt securities (1):
U.S. Government	116	(123)	(7)
Gov't-sponsored enterprises and FHLMC	1,036	(1,635)	(599)
Mortgage-backed	1,247	(1,406)	(159)
Municipal bonds	105	(81)	24
Other	161	442	603
Equity securities	-	3	3
Real estate mortgages (2)	8,793	1,101	9,894
C&I loans (2)	4,434	(74)	4,360
IRBs (2)	1,121	(4)	1,117
Consumer loans (2)	(48)	(47)	(95)
Total interest-earning assets	16,990	(1,969)	15,021

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	1,279	(206)	1,073
Money market accounts	2,372	(3,623)	(1,251)
Term certificates	2,495	(3,481)	(986)
Total deposits	6,146	(7,310)	(1,164)
Borrowed funds:
Short-term borrowings	(82)	14	(68)
Long-term debt	1,123	(1,069)	54
Subordinated debt	-	(205)	(205)
Total interest-bearing liabilities	7,187	(8,570)	(1,383)

Increase (decrease) in net interest income	$9,803	$6,601	$16,404

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

DANVERS BANCORP, INC.

Contractual Obligations.  The following table presents information indicating various contractual obligations and commitments of the Company as of the date indicated and their respective maturity dates:

	June 30, 2010
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$40,175	$37,330	$13,314	$118,709	$209,528
Repurchase agreements (1)	38,012	-	-	-	38,012
Subordinated debt	-	-	-	29,965	29,965
Operating leases	3,320	6,150	5,072	15,395	29,937
Total contractual obligations	$81,507	$43,480	$18,386	$164,069	$307,442

(1)	All repurchase agreements mature on a daily basis and are secured by obligations of government-sponsored enterprises.

Loan Commitments.  Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.  The following table presents information indicating various loan commitments of the Company as of the date indicated and their respective maturity dates:

	June 30, 2010
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Commitments to grant loans	$13,152	$-	$-	$-	$13,152
Unfunded commitments under lines of credit	376,823	-	-	-	376,823
Unadvanced funds on construction loans	11,897	19,470	-	-	31,367
Commercial and standby letters of credit	3,270	621	44	-	3,935
Total contractual obligations	$405,142	$20,091	$44	$-	$425,277

Regulatory Capital Requirements.  At June 30, 2010, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.  Prompt corrective action provisions are not applicable to bank holding companies.  At June 30, 2010, the Bank’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios were 11.69%, 10.78% and 7.78%, respectively.  At June 30, 2010, the Company’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios were 16.70%, 15.79% and 11.42%, respectively.

Financial Regulatory Reform Legislation

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) into law.  The Act comprehensively reforms the regulation of financial institutions, products and services.  Among other things, the Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital.  Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company.  The Act permanently raises deposit insurance levels to

DANVERS BANCORP, INC.

$250,000, retroactive to January 1, 2008, and extends for two years the Transaction Account Guarantee Program, which will become mandatory for all insured depository institutions.  Pursuant to modifications under the Act, deposit insurance assessments will be calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio will be raised to 1.35%.  In addition, the Act authorizes the FRB to regulate interchange fees for debit card transactions and establishes new minimum mortgage underwriting standards for residential mortgages.  The Act also establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the FRB.  The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services.

The Act grants the SEC express authority to adopt rules granting proxy access for shareholder nominees, and grants shareholders a non-binding vote on executive compensation and “golden parachute” payments.  Pursuant to modifications of the proxy rules under the Act, the Company will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities.  The Act also requires that stock exchanges amend their listing rules (i) to require, among other things, that each listed company’s compensation committee be granted the authority and funding to retain independent advisors and (ii) to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements.

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

The ALCO, chaired by the Chief Financial Officer and comprised of several members of senior management and selected members of the board of directors, is responsible for managing interest rate risk.  On a quarterly basis, this committee reviews with the full board of directors its analysis of our exposure to interest rate risk, the effect subsequent changes in interest rates could have on the Company’s future net interest income, key interest rate risk strategies and other activities, and the effect of those strategies on the Company’s operating results.  This committee is also actively involved in the Company’s planning and budgeting process as well as in determining pricing strategies for deposits and loans.  Management is aided in these efforts by the use of an independent third party that convenes with management on a quarterly basis for a complete asset/liability analysis and review.

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

For June 30, 2010, the Company used a simulation model to project changes for three rising rate scenarios.  No simulation was run for the falling rate scenarios given that the Federal Funds rate is currently in a range between 0 and 25 basis points.  This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario.  In each of these instances, the Federal Funds rate is used as the driving rate.

DANVERS BANCORP, INC.

The following table sets forth, as of June 30, 2010, the estimated changes in the Company’s net interest income that would result:

		Net Portfolio Value(2)			Net Interest Income

						Increase (Decrease)
Change in		Estimated			Estimated	in Estimated
Interest Rates		Net Portfolio	Estimated Increase (Decrease)		Net Interest	Net Interest Income
(basis points)(1)		Value	Amount	Percent	Income	Amount	Percent
		(Dollars in thousands)

+300	bp	$203,315	$(61,990)	-23.4%	$75,040	$(8,424)	-10.1%
+200	bp	234,065	(31,240)	-11.8%	79,666	(3,798)	-4.6%
+100	bp	254,937	(10,368)	-3.9%	81,091	(2,373)	-2.8%
0	bp	265,305	-	0.0%	83,464	-	0.0%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	Net portfolio value is the discounted present value of expected cash flows from interest-earning assets, interest-bearing liabilities and off-balance sheet contracts.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased on an instantaneous and sustained basis, by 100, 200 and 300 basis points.  At June 30, 2010, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

DANVERS BANCORP, INC.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s President and Chief Executive Officer, Executive Vice President and Chief Operating Officer,  Executive Vice President and Chief Financial Officer and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer and the Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that the information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor the Bank is involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Management believes that such proceedings are, in the aggregate, immaterial to our financial condition and results of operations.

Item 1A.  Risk Factors

For the six months ended June 30, 2010, there have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

DANVERS BANCORP, INC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)      Unregistered Sales of Equity Securities.  Not applicable.

(b)      Use of Proceeds.  Not applicable.

(c)      Repurchase of Equity Securities.

On May 18, 2009, the Company’s Board of Directors adopted a stock repurchase program to purchase up to 5% of the Company’s outstanding common stock.  Repurchases under this program were made in open market transactions, through block trades and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act.  This authority was exercised from time to time and in such amounts as market conditions warranted and were subject to regulatory considerations.  The timing and actual number of shares repurchased depended on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  Open market purchases were subject to the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements.  The stock repurchase program expired on May 18, 2010.

On May 24, 2010, the Company’s Board of Directors adopted a stock repurchase program to purchase up to 5% of the Company’s outstanding common stock.  Repurchases under this program have been and will be made in open market transactions, through block trades and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act.  This authority may be exercised from time to time and in such amounts as market conditions warrant and subject to regulatory considerations.  The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.  Open market purchases are subject to the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements.  The stock repurchase program may be suspended or terminated by the Company at any time without prior notice.

As of June 30, 2010, total repurchases under the stock repurchase plans were 901,161 at an average price of $13.67.  In the second quarter of 2010, the Company purchased 297,121 shares, as follows:

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares That May
	Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

April 1-30	116,021	$14.44	116,021	357,733

May 1-31	-	$-	-	357,733

June 1-30	181,100	$14.81	181,100	176,633
Total	297,121	$14.67	297,121

Item 3.  Defaults Upon Senior Securities

Not applicable.

DANVERS BANCORP, INC.

Item 4.  [Removed and Reserved]

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

Danvers Bancorp, Inc.,

Date:	August 6, 2010	By:	/s/	Kevin T. Bottomley
Kevin T. Bottomley
President and Chief Executive Officer

Date:	August 6, 2010	By:	/s/	James J. McCarthy
James J. McCarthy
Executive Vice President and Chief
Operating Officer

Date:	August 6, 2010	By:	/s/	L. Mark Panella
L. Mark Panella
Executive Vice President and Chief
Financial Officer