Form 10-Q
period 2010-09-30
Danvers Bancorp, Inc.
filed 2010-11-10
CIK 1410703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

Shares outstanding of the registrant’s common stock, $0.01 par value, at October 31, 2010: 20,924,643

DANVERS BANCORP, INC.

DANVERS BANCORP, INC.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands)
ASSETS
Cash and cash equivalents	$66,388	$71,757
Certificates of deposit	-	10,679
Securities available for sale, at fair value	514,942	481,100
Securities held to maturity, at cost	146,974	110,932
Loans held for sale	3,750	1,948
Loans	1,741,116	1,666,164
Less allowance for loan losses	(16,510)	(14,699)
Loans, net	1,724,606	1,651,465

Restricted stock, at cost	18,172	18,726
Premises and equipment, net	39,476	36,764
Bank-owned life insurance	33,904	32,900
Other real estate owned	832	1,427
Accrued interest receivable	8,982	9,998
Deferred tax asset, net	8,445	9,619
Goodwill and intangible assets	33,428	35,094
Prepaid FDIC assessment	6,723	8,515
Prepaid taxes	4,850	6,348
Other assets	19,496	12,477
	$2,630,968	$2,499,749

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$241,410	$224,776
Savings and NOW accounts	445,380	376,975
Money market accounts	802,055	621,683
Term certificates over $100,000	327,770	314,097
Other term certificates	222,968	228,272
Total deposits	2,039,583	1,765,803
Short-term borrowings	37,783	172,829
Long-term debt	206,155	218,475
Subordinated debt	29,965	29,965
Accrued expenses and other liabilities	23,992	27,011
Total liabilities	2,337,478	2,214,083

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value, 10,000,000 shares authorized;
none issued	-	-
Common stock; $0.01 par value, 60,000,000 shares authorized; 22,316,125 shares
issued	223	223
Additional paid-in capital	238,758	237,577
Retained earnings	83,997	71,864
Accumulated other comprehensive income	7,270	3,650
Unearned restricted shares - 545,558 and 639,807 shares at September 30, 2010
and December 31, 2009, respectively	(5,930)	(6,793)
Unearned compensation - ESOP; 1,231,133 and 1,284,660 shares at
September 30, 2010 and December 31, 2009, respectively	(12,311)	(12,846)
Treasury stock, at cost; 1,318,039 and 610,593 shares at September 30, 2010 and
December 31, 2009, respectively	(18,517)	(8,009)
Total stockholders' equity	293,490	285,666
	$2,630,968	$2,499,749

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$23,563	$17,448	$71,158	$49,767
Interest on debt securities:
Taxable	5,441	5,262	15,797	15,780
Non-taxable	310	235	757	658
Dividends on equity securities	8	-	12	1
Interest on cash equivalents and certificates of deposit	30	97	105	292
Total interest and dividend income	29,352	23,042	87,829	66,498

Interest expense:
Interest on deposits:
Savings and NOW accounts	1,403	647	3,671	1,842
Money market accounts	2,563	2,828	7,195	8,711
Term certificates	2,206	3,069	7,251	9,100
Interest on short-term borrowings	41	62	180	269
Interest on long-term debt and subordinated debt	2,377	2,291	6,851	6,916
Total interest expense	8,590	8,897	25,148	26,838
Net interest income	20,762	14,145	62,681	39,660
Provision for loan losses	900	1,400	3,400	3,360
Net interest income, after provision for loan losses	19,862	12,745	59,281	36,300

Non-interest income:
Service charges on deposits	1,129	869	3,436	2,503
Loan servicing fees	34	34	160	63
Net gain on sales of loans	466	87	709	772
Net gain on sales of securities	846	4	2,109	4
Loss on impairment of securities	(779)	-	(779)	-
Increase in cash surrender value of bank-owned life insurance	346	231	1,004	553
Trust services	362	-	1,198	-
Other operating income	392	442	1,695	1,284
Total non-interest income	2,796	1,667	9,532	5,179

Non-interest expenses:
Salaries and employee benefits	9,787	7,397	28,992	21,618
Occupancy	1,936	1,372	6,004	4,254
Equipment	1,055	877	3,109	2,464
Outside services	474	328	1,546	1,140
Other real estate owned expense	276	159	651	426
Deposit insurance expense	683	415	1,964	2,115
Advertising expense	214	277	856	597
Other operating expense	3,118	2,219	9,188	5,801
Total non-interest expenses	17,543	13,044	52,310	38,415
Income before income taxes	5,115	1,368	16,503	3,064
Provision for income taxes	963	205	3,157	383
Net income	$4,152	$1,163	$13,346	$2,681

Weighted-average shares outstanding:
Basic	19,871,405	16,302,603	20,194,817	16,256,081
Diluted	19,902,305	16,302,603	20,210,095	16,256,081

Earnings per share:
Basic	$0.21	$0.07	$0.66	$0.17
Diluted	$0.21	$0.07	$0.66	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other	Unearned	Unearned		Total
	Common Stock		Paid-In	Retained	Comprehensive	Restricted	Compensation -	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	ESOP	Stock	Equity
	(Dollars in thousands)

Balance at December 31, 2008	17,842,500	$178	$174,510	$67,854	$4,026	$-	$(13,560)	$-	$233,008
Comprehensive income:
Net income	-	-	-	2,681	-	-	-	-	2,681
Net unrealized gain on securities
available for sale, net of
reclassification adjustment
and tax effect	-	-	-	-	2,171	-	-	-	2,171
Change in fair value and
amortization of derivative used
for cash flow hedge, net of
tax effect	-	-	-	-	(3)	-	-	-	(3)
Total comprehensive income									4,849
Purchase of shares for incentive
plans (713,700 shares)	-	-	(8,667)	-	-	-	-	(1,001)	(9,668)
Restricted stock awards
(639,807 shares)	-	-	8,317	-	-	(8,317)	-	-	-
Purchase of shares for Stock
Repurchase plan (288,900 shares)	-	-	-	-	-	-	-	(3,675)	(3,675)
Equity incentive shares earned	-	-	786	-	-	1,108	-	-	1,894
Common stock held by ESOP
committed to be released
(53,527 shares)	-	-	178	-	-	-	535	-	713
Dividends paid
($.06 per share)	-	-	-	(977)	-	-	-	-	(977)
Balance at September 30, 2009	17,842,500	$178	$175,124	$69,558	$6,194	$(7,209)	$(13,025)	$(4,676)	$226,144

Balance at December 31, 2009	22,316,125	$223	$237,577	$71,864	$3,650	$(6,793)	$(12,846)	$(8,009)	$285,666
Comprehensive income:
Net income	-	-	-	13,346	-	-	-	-	13,346
Net unrealized gain on securities
available for sale, net of
reclassification adjustments
and tax effect	-	-	-	-	3,623	-	-	-	3,623
Change in fair value and
amortization of derivative used
for cash flow hedge, net of
tax effect	-	-	-	-	(3)	-	-	-	(3)
Total comprehensive income									16,966
Restricted stock awards
(33,715 shares)	-	-	(12)	-	-	(444)	-	456	-
Purchase of shares for Stock
Repurchase plan (741,161 shares)	-	-	-	-	-	-	-	(10,964)	(10,964)
Equity incentive shares earned	-	-	932	-	-	1,307	-	-	2,239
Common stock held by ESOP
committed to be released
( 53,527 shares)	-	-	261	-	-	-	535	-	796
Dividends paid
($.06 per share)	-	-	-	(1,213)	-	-	-	-	(1,213)
Balance at September 30, 2010	22,316,125	$223	$238,758	$83,997	$7,270	$(5,930)	$(12,311)	$(18,517)	$293,490

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$13,346	$2,681
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	3,400	3,360
Depreciation and amortization of premises and equipment and acquisition accounting, net	1,393	2,629
Accretion of net deferred loan fees and costs	(828)	(465)
Deferred tax benefit	(1,375)	(1,867)
Amortization of core deposit intangible and servicing rights	1,796	311
Amortization of stock-based compensation and ESOP expense	3,035	2,607
Amortization of securities, net	1,005	282
Net gain on sales of securities	(2,109)	(4)
Loss on impairment of securities	779	-
Change in fair value of derivative financial instruments	7	(22)
Net loss on sales of other real estate owned	93	74
Loans originated for sale	(36,272)	(62,556)
Proceeds from sales of loans originated for sale	34,470	60,931
Changes in other assets and liabilities:
Accrued interest receivable	1,016	(793)
Other assets and bank-owned life insurance	(4,952)	(2,412)
Accrued expenses and other liabilities	(2,942)	(1,502)
Net cash provided by operating activities	11,862	3,254

Cash flows from investing activities:
Purchases of certificates of deposit	(119)	(297)
Maturities of certificates of deposit	10,798	-
Activity in available-for-sale securities:
Sales	38,298	6,803
Maturities, prepayments and calls	263,954	139,852
Purchases	(330,327)	(161,495)
Activity in held-to-maturity securities:
Sales	10,150	-
Maturities, prepayments and calls	46,204	-
Purchases	(91,664)	(10,000)
Redemptions of restricted stock	554	-
Funds advanced on other real estate owned	-	(384)
Proceeds from sales of other real estate owned	1,065	1,766
Net loan originations	(76,301)	(127,776)
Purchase of premises and equipment	(6,049)	(6,368)
Net cash used by investing activities	(133,437)	(157,899)

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Term certificates	9,279	88,191
Other deposits	265,411	167,575
Short-term borrowings	(135,046)	(81,172)
Activity in long-term debt:
Proceeds from advances	1,561	-
Payment of advances	(12,822)	(1,155)
Purchase of shares for incentive plans	(10,964)	(13,343)
Dividends paid	(1,213)	(977)
Net cash provided by financing activities	116,206	159,119
Change in cash and cash equivalents	(5,369)	4,474
Cash and cash equivalents at beginning of period	71,757	33,129
Cash and cash equivalents at end of period	$66,388	$37,603

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$24,946	$26,768
Income taxes	4,137	1,068
Non-cash financing and investing activities:
Transfers from loans to other real estate owned	563	2,165

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the reporting interim periods have been included.  The consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2009 filed by the Company with the Securities and Exchange Commission (“SEC”) on March 16, 2010.  The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be obtained for a full year.

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

Risk Management Objective of Using Derivatives

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities.  Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms.  The agreements entered into with counterparties meet established credit standards and contain master netting and collateral provisions protecting the at-risk party.  Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at September 30, 2010 and December 31, 2009.

Non-designated Hedges

Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments.  These derivative instruments are recognized on the consolidated balance sheets at fair value, with changes in fair value recorded in noninterest income.  Fees earned in connection with the execution of derivatives related to this program are recognized in other non-interest income.

DANVERS BANCORP, INC.

As of September 30, 2010, the Company had five interest rate swaps and one cap (“interest rate products”) with an aggregate notional amount of $40,180,000 and $50,000,000, respectively, with a variable pay rate of the 1 Month LIBOR and a fixed receive rate ranging from 4.10% through 7.29%.  These interest rate products mature at various dates ranging from December 31, 2010 through May 1, 2015.  During the nine months ended September 30, 2010 and 2009, the Company recognized a net (loss) gain of ($7,000) and $22,000, respectively, related to changes in fair value of these interest rate products.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair values of the Company’s derivatives not designated as hedging instruments as well as their balance sheet location as of September 30, 2010 and December 31, 2009.

	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
	(In thousands)
Derivatives not designated as hedging
instruments:

September 30, 2010:
Interest rate swap agreements	Other assets	$1,199	Other liabilities	$1,212
Interest rate cap agreements	Other assets	2	Other liabilities	2
Total interest rate products		$1,201		$1,214

December 31, 2009:
Interest rate swap agreements	Other assets	$1,176	Other liabilities	$1,185
Interest rate cap agreements	Other assets	109	Other liabilities	106
Total interest rate products		$1,285		$1,291

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivatives not designated as hedging instruments on the income statement for the three and nine months ended September 30, 2010 and 2009.

		Gain (Loss)		Gain (Loss)
		Recognized		Recognized
		in Income on		in Income on
		Derivatives for the		Derivatives for the
	Location of Gain (Loss)	Quarter Ended		Nine Months Ended
Derivatives Not Designated	Recognized in	September 30,		September 30,
as Hedging Instruments	Income on Derivatives	2010	2009	2010	2009
		(In thousands)
Interest rate swap agreements	Other income	$1	$1	$(3)	$18
Interest rate cap agreements	Other income	(1)	(1)	(4)	4
Total income (loss) on interest rate products		$-	$-	$(7)	$22

DANVERS BANCORP, INC.

3.	Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2010:
Securities Available for Sale
Debt securities:
Other government-sponsored enterprises:
Federal Home Loan Bank	$177,866	$2,460	$-	$180,326
Federal Farm Credit Bank	72,551	1,085	-	73,636
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	66,842	2,499	(2)	69,339
Federal National Mortgage Association	88,261	3,669	(18)	91,912
Government National Mortgage Association	55,335	1,877	(49)	57,163
Municipal bonds	40,588	1,171	(79)	41,680
Other bonds and notes	250	-	-	250
Total debt securities	501,693	12,761	(148)	514,306
Marketable equity securities:
Mutual funds	612	24	-	636
Total securities available for sale	$502,305	$12,785	$(148)	$514,942

Securities Held to Maturity
Debt securities:
Other government-sponsored enterprises:
Federal Home Loan Bank	$59,938	$556	$-	$60,494
Federal Farm Credit Bank	18,039	275	(20)	18,294
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	21,536	384	-	21,920
Federal National Mortgage Association	28,734	548	(29)	29,253
Government National Mortgage Association	18,527	290	(2)	18,815
Other bonds	200	-	-	200
Total securities held to maturity	$146,974	$2,053	$(51)	$148,976

DANVERS BANCORP, INC.

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
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
	(In thousands)
September 30, 2010:
Securities Available for Sale
Debt securities:
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	$2	$1,278	$-	$-
Federal National Mortgage Association	18	3,351	-	-
Government National Mortgage Association	49	10,212	-	-
Municipal bonds	79	8,749	-	-
	$148	$23,590	$-	$-

Securities Held to Maturity
Debt securities:
Residential mortgage-backed:
Federal Farm Credit Bank	$20	$2,980	$-	$-
Federal National Mortgage Association	29	3,427
Government National Mortgage Association	2	1,547	-	-
	$51	$7,954	$-	$-

DANVERS BANCORP, INC.

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
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

Gross unrealized losses on available for sale and held to-maturity securities decreased $2.2 million, or 93.8% and $2.3 million, or 97.8%, respectively, during the nine-month period ended September 30, 2010, primarily due to maturities, calls and selected sales of securities.  The Company continues to ladder the securities portfolio to fund loan growth, balance duration risk and improve yield, as appropriate.

DANVERS BANCORP, INC.

Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).  Marketable equity securities are evaluated for OTTI based on the severity and duration of impairment and, if deemed to be other than temporary, the declines in fair values are reflected in earnings as realized losses.  For debt securities, OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings.  Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.

On August 18, 2010, due to evidence of a significant and measurable deterioration in the issuer’s creditworthiness, the Company sold, out of held to-maturity, its only subordinated note with a carrying value of $9,304,000 and recorded a gain on sale of $846,000.  In addition, the Company recorded a loss on impairment of the attached stock warrants in the amount of $779,000.

The unrealized losses on the Company’s investment in residential mortgage-backed securities were caused by current dislocations in the market resulting in spreads increasing significantly over historic levels.  This spread increase in combination with generally illiquid markets is responsible for a significant portion of the price declines experienced by these securities.  These securities are guaranteed by the U.S. Government or a government-sponsored enterprise.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because declines in the market value are attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2010.

The unrealized losses on the Company’s investment in municipal bonds were caused by current dislocations in the market resulting in spreads increasing significantly over historic levels.  This spread increase in combination with generally illiquid markets is responsible for a significant portion of the price declines experienced by these securities.  Ongoing analysis of these securities indicates no significant deterioration in the underlying credit supporting these securities.  Therefore, it is expected that these bonds would not be settled at a price less than the par value of the investment.  Because the Company does not intend to sell the securities and it is more likely than not that, the Company will not be required to sell the securities before recovery of their amortized costs basis, it does not consider these securities to be other-than-temporarily impaired at September 30, 2010.

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

DANVERS BANCORP, INC.

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

The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants.  The fair value of interest rate products are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rates and also include the value associated with counterparty credit risk.  The Level 2 categories include U.S. Government and government-sponsored enterprises securities, mortgage-backed securities, corporate bonds, foreign government bonds, municipal bonds and interest rate swap and cap agreements.

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

Securities – The available for sale securities measured at fair value in Level 1 are based on quoted market prices in an active market.  These securities include marketable equity securities.  Level 2 are based on market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well established independent broker-dealers.  The independent pricing service monitors market indicators, industry and economic events, and for broker-quotes on securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants.  These securities include U.S. Government bonds and government-sponsored enterprises securities, mortgage-backed securities, corporate bonds, foreign government bonds and municipal bonds.  The securities measured at fair value in Level 3 are based on target prices obtained from independent third party services using dividend discount models and peer group analysis.  The securities held in Level 3 are warrants.

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

DANVERS BANCORP, INC.

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

Off-balance sheet credit related instruments – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The fair value of these fees at September 30, 2010 and December 31, 2009 was immaterial to the consolidated financial statements.

DANVERS BANCORP, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2010
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities Available for Sale:
Debt securities:
Other government-sponsored enterprises:
Federal Home Loan Bank	$-	$180,326	$-	$180,326
Federal Farm Credit Bank	-	73,636	-	73,636
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	-	69,339	-	69,339
Federal National Mortgage Association	-	91,912	-	91,912
Government National Mortgage Association	-	57,163	-	57,163
Municipal bonds	-	41,680	-	41,680
Other bonds and notes	-	250	-	250
Marketable equity securities:
Mutual funds	-	636	-	636
Other:
Interest rate products	-	1,201	-	1,201
Total assets	$-	$516,143	$-	$516,143

Liabilities
Interest rate products	$-	$1,214	$-	$1,214

DANVERS BANCORP, INC.

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
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

There were no transfers between Level 1 and Level 2 assets and liabilities for the period ended September 30, 2010 and December 31, 2009.

DANVERS BANCORP, INC.

The table below presents, for the period ended September 30, 2010 and 2009, the changes in Level 3 assets measured at fair value on a recurring basis.

Assets
Securities Available for Sale
(In thousands)
Balance as of December 31, 2008	$-

Total unrealized losses included in other comprehensive income	-
Purchases	779
Balance as of September 30, 2009	$779

Change in unrealized losses relating to instruments still held at
September 30, 2009	$-

Balance as of December 31, 2009	$692

Loss on impairment of securities	(779)
Change in unrealized losses included in other comprehensive income	87
Total unrealized losses included in other comprehensive income	-
Purchases	-
Balance as of September 30, 2010	$-

Change in unrealized losses relating to instruments still held at
September 30, 2010	$779

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at September 30, 2010 and 2009.

The following tables summarize the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2010 and 2009.  The losses represent the amount of write-down recorded during the three and nine-month periods on the assets held at September 30, 2010 and 2009, respectively:

				Quarter	Nine Months
				Ended	Ended
				September 30,	September 30,
	September 30, 2010			2010	2010
				Total	Total
	Level 1	Level 2	Level 3	Losses	Losses
	(In thousands)
Assets
Other real estate owned	$-	$-	$832	$-	$-
Impaired loans	-	-	1,129	265	1,102
	$-	$-	$1,961	$265	$1,102

DANVERS BANCORP, INC.

				Quarter	Nine Months
				Ended	Ended
				September 30,	September 30,
	December 31, 2009			2009	2009
				Total	Total
	Level 1	Level 2	Level 3	Losses	Losses
	(In thousands)
Assets
Other real estate owned	$-	$-	$1,427	$-	$82
Impaired loans	-	-	653	327	1,188
	$-	$-	$2,080	$327	$1,270

At September 30, 2010 and December 31, 2009, the amount of other real estate owned represents the carrying value and related charge-offs for which adjustments are based on current appraised value of the collateral or where current appraised value is not obtained, management’s discounted estimate of the collateral.  At September 30, 2010 and December 31, 2009, the amount of impaired loans represents the carrying value and related charge-offs and allocated reserves on impaired loans for which adjustments are based on current appraised value of the collateral or where current appraised value is not obtained, management’s discounted estimate of the collateral.  Appraised values are typically based on a blend of (a) an income approach using observable cash flows to measure fair value and (b) a market approach using observable market comparables.

DANVERS BANCORP, INC.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows.  Certain financial instruments and all nonfinancial instruments are exempt from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$66,388	$66,388	$71,757	$71,757
Certificates of deposit	-	-	10,679	10,679
Securities available for sale	514,492	514,492	481,100	481,100
Securities held to maturity	146,974	148,976	110,932	108,697
Loans and loans held for sale, net	1,728,356	1,733,697	1,653,413	1,660,176
Restricted stock	18,172	18,172	18,726	18,726
Accrued interest receivable	8,982	8,982	9,998	9,998

Financial liabilities:
Deposits:
Demand deposits	241,410	241,410	224,776	224,776
Savings and NOW accounts	445,380	445,380	376,975	376,975
Money market accounts	802,055	802,055	621,683	621,683
Term certificates	550,738	555,468	542,369	545,740
Short-term borrowings	37,783	37,783	172,829	172,829
Long-term debt	206,155	212,628	218,475	222,122
Subordinated debt	29,965	26,401	29,965	12,402
Accrued interest payable	1,648	1,648	1,838	1,838

On-balance sheet derivative
financial instruments:
Interest rate products:
Assets	1,201	1,201	1,285	1,285
Liabilities	1,214	1,214	1,291	1,291

5.	Goodwill and Intangible Assets

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

Goodwill

Goodwill is not amortized, but tested for impairment at least annually, subsequent to the date of acquisition, or when events or changes in circumstances indicate the asset might be impaired.  At September 30, 2010 and December 31, 2009, the gross carrying amount of the Company’s goodwill was $23,646,000.  As of September 30, 2010 and December 31, 2009, the Company did not record any goodwill adjustments related to the Beverly National acquisition or record any impairment of goodwill.

DANVERS BANCORP, INC.

Intangible Assets

The Company amortizes CDI premiums over a 10-year period, from the date of acquisition, on an accelerated basis.  The Company periodically evaluates the realizability of intangible assets based on the value of the underlying depositor relationships.  If the value is less than the carrying amount of the intangible asset, the Company would recognize an impairment loss.  At September 30, 2010 and December 31, 2009, the Company has not recorded any impairment of its CDI assets.

The gross carrying amount, accumulated amortization, net carrying amount and weighted average amortization period of intangible assets, by major class, is as follows:

				Weighted
			Net	Average
	Gross Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
	(In thousands)
September 30, 2010:
Revere acquisition, September 26, 2001	$1,603	$(1,455)	$148	10 years
Beverly National acquisition, October 30, 2009	11,561	(1,927)	9,634	10 years
	$13,164	$(3,382)	$9,782

December 31, 2009:
Revere acquisition, September 26, 2001	$1,603	$(1,366)	$237	10 years
Beverly National acquisition, October 30, 2009	11,561	(350)	11,211	10 years
	$13,164	$(1,716)	$11,448

The current period and estimated amortization expense for intangible assets in the succeeding years is as follows:

		Nine Months
	Quarter Ended	Ended
Aggregate Amortization Expense:	September 30, 2010	September 30, 2010
	(In thousands)
Amortization expense	$556	$1,666

Estimated Amortization Expense for the Years Ending December 31,		Amount
		(In thousands)
2010		$2,186
2011		1,976
2012		1,647
2013		1,436
2014		1,226
Thereafter		2,977
		$11,448

DANVERS BANCORP, INC.

6.	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase mature on a daily basis and amounted to $37,783,000 and $52,829,000 at September 30, 2010 and December 31, 2009, respectively.  These agreements are secured by obligations of government-sponsored enterprises with a carrying value of $61,766,000 and $72,709,000 at September 30, 2010 and December 31, 2009, respectively.  The obligations to repurchase the securities sold are reflected as a liability in the consolidated balance sheets.  The dollar amount of the securities underlying the agreements remains in the asset accounts.  The securities pledged are registered in the Company’s name; however, the securities are held by the designated trustee of the broker.  Upon maturity of the agreements, the identical securities pledged as collateral are returned to the Company.

7.	Post Retirement Benefits

Defined Benefit Plan

The Company provides pension benefits to eligible former Beverly employees through a defined benefit plan.  Effective January 1, 2006, the plan was suspended so that participating employees no longer earn additional defined benefits for future services.

The net pension expense for the plan included the following components:

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Interest cost	$124	$-	$371	$-
Expected return on plan assets	(128)	-	(383)	-
Unrecognized actuarial loss	-	-	-	-
Net pension benefit	$(4)	$-	$(12)	$-

The plan’s contribution requirement for the fiscal year ending December 31, 2010 has not been determined.

Supplemental Retirement Plan

The Company provides a Supplemental Retirement Plan for two retired Beverly executive officers.  The plan provides nonfunded retirement benefits designed to supplement benefits available through Beverly’s retirement plan for employees.   The supplemental retirement agreements under the retirement plan provide that the officers do not have any right, title or interest in or to any specified assets of the Company or any trust or escrow arrangement.  In connection with the retirement agreements, two trust agreements were established.  The Company is not the trustee of the trusts.  At September 30, 2010 and December 31, 2009, the liability was $965,000 and $1,072,000, respectively.

DANVERS BANCORP, INC.

The net pension expense for the supplemental retirement plan included the following components:

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Interest cost	$15	$-	$45	$-
Expected return on plan assets	-	-	-	-
Unrecognized actuarial loss	-	-	-	-
Net pension expense	$15	$-	$45	$-

The Company expects to contribute $123,000 to its supplemental retirement plan in 2010.  As of September 30, 2010, the Company has contributed $92,000 to its supplemental retirement plan.

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

Earnings per common share have been computed based on the following:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Average number of common shares issued	22,316,125	17,842,500	22,316,125	17,842,500
Less: Average treasury shares	(1,201,822)	(225,629)	(860,744)	(254,485)
Less: Average unallocated ESOP shares	(1,242,898)	(1,314,268)	(1,260,564)	(1,331,934)
Average number of common shares outstanding used to
calculate basic earnings per common share	19,871,405	16,302,603	20,194,817	16,256,081
Effect of dilutive unvested stock awards	30,900	-	15,278	-
Average number of common shares outstanding used to
calculate diluted earnings per common share	19,902,305	16,302,603	20,210,095	16,256,081

At September 30, 2010 and 2009, options for 1,663,000 and 1,575,000 shares, respectively, were not included in the computation for dilutive earnings per share because to do so would have been antidilutive.

DANVERS BANCORP, INC.

9.	Dividend Declared

On October 28, 2010, the Company declared a cash dividend on its common stock of $.04 per share.  The dividend will be paid on or after December 3, 2010 to shareholders of record as of November 12, 2010.

10.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance changing the accounting principles and disclosures requirements related to securitizations and special purpose entities.  Specifically, this guidance eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  For situations in which only a portion of a financial asset is transferred, such as for a participation loan or the government guaranteed portion of a loan, if the transfer of the portion of the loan does not meet the criteria of a participating interest, then it must be accounted for as a secured borrowing rather than as a sale.

In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.  This guidance also expands existing disclosure requirements, became effective for the Company as of January 1, 2010 and did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued an Accounting Standards Update, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The objective of this update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) the changes and reasons for those changes in the allowance for credit losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this update will have a significant impact on the disclosures in the Company’s 2010 consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses the changes in financial condition and results of operation of the Company, and should be read in conjunction with both the unaudited consolidated interim financial statements and notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

This report contains forward-looking statements, statements that are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements, which involve risks and uncertainties, can be identified by the use of such words as may, will, should, could, would, estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.

DANVERS BANCORP, INC.

These forward-looking statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans and prospects and growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results.  These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We discuss these and other uncertainties in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 and in “Risk Factors” on page 40. Forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

DANVERS BANCORP, INC.

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

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total Assets. Total assets increased by $131.2 million, or 5.2%, during the nine months ended September 30, 2010.  Net loans (including loans held for sale) increased $74.9 million, or 4.5%, securities increased by $59.2 million, or 9.8%, and cash and cash equivalents decreased $5.4 million, or 7.5%, during the nine months ended September 30, 2010.  After experiencing very strong loan, deposit and overall balance sheet growth in 2008 and 2009, the Company’s growth pattern for the first nine months of 2010 has been more modest. While the Company has seen a constant inflow of deposits during the first nine months, it is only during the most recent quarter that the Company’s loan balances and origination activities have demonstrated a meaningful increase.  Deposit balances increased by $273.8 million, or 15.5%, for the nine months ended September 30, 2010.  The Company utilized these deposit cash flows to fund loan growth, make additional securities purchases and to retire all of its overnight FHLB borrowing.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $5.4 million, or 7.5%, to $66.4 million at September 30, 2010 from $71.8 million at December 31, 2009.  The decrease is primarily attributable to the increase in loan demand and some additional securities purchases.

Securities. The securities portfolio, including certificates of deposit, aggregated $661.9 million at September 30, 2010, an increase of $59.2 million, or 9.8%, from $602.7 million at December 31, 2009.  The cash flows from deposit inflows, investment calls and amortization from the Company’s mortgage-backed securities (“MBS”) portfolio were utilized to purchase additional securities during the period.

At September 30, 2010 and December 31, 2009, mortgage-backed securities (“MBS”) totaled 43.4% and 52.3%, respectively, of our investment portfolio and consisted of high quality rated pass-through securities that are directly insured or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.  The MBS portfolio is backed by pools of one- to four-family mortgages that have loans with interest rates that are within a set range and have varying maturities.  None of our MBS are privately issued or have sub-prime residential mortgages or home equity loans as part of their underlying loan pools.  We target instruments with five- to twelve-year weighted average lives, with expected average life extensions up to a maximum of fifteen years in a rising rate environment.  We continue to invest in adjustable rate MBS products to protect against a rising interest rate environment.  As of September 30, 2010, the Company’s adjustable rate MBS portfolio made up 60.4% of the Company’s total MBS portfolio.  All our MBS were rated AAA at September 30, 2010 and December 31, 2009.   Although unforeseeable changes in market conditions may affect future ratings, management does not expect a ratings downgrade to any of the Company’s MBS holdings.

DANVERS BANCORP, INC.

The Company holds municipal bonds due to the tax advantages they provide.  At September 30, 2010 and December 31, 2009, all our municipal bonds were rated B or better by a nationally recognized rating agency and mature in thirty years or less.  All of the Company’s holdings with the exception of four issues from the Town of Danvers are privately insured.

Net Loans (Excluding Loans Held for Sale).  Net loans as of September 30, 2010 were $1.72 billion, an increase of $73.1 million, or 4.4%, from net loan balances of $1.65 billion as of December 31, 2009.  The loan portfolio experienced increases in the commercial and industrial (“C&I”) and residential real estate loan segments.  The largest increase was in C&I lending of $157.7 million, or 22.9%, and a lesser increase in residential real estate loans of $6.3 million, or 2.2%.  These increases were offset by a decline in the Company’s commercial real estate and construction loan portfolios of $80.2 million, or 17.0%, and $8.7 million, or 6.9%, respectively.  Increased competition, and in particular very competitive pricing, from some of the larger banks in our market area continues to be a challenge.

The following table sets forth the composition of the loan portfolio at the dates indicated:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
Construction	$117,244	6.7%	$125,952	7.5%
Residential	297,215	17.1	290,894	17.4
Commercial	392,857	22.5	473,075	28.4
Home equity	87,487	5.0	86,269	5.2
C&I	845,477	48.5	687,808	41.2
Consumer	3,379	0.2	4,523	0.3
Total loans	1,743,659	100.0%	1,668,521	100.0%
Allowance for loan losses	(16,510)		(14,699)
Net deferred loan fees	(2,543)		(2,357)
Loans, net	$1,724,606		$1,651,465

DANVERS BANCORP, INC.

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Real estate mortgages:
Construction	$-	$935
Residential	6,430	3,332
Commercial	369	926
Home equity	1,660	1,139
Total real estate mortgages	8,459	6,332
C&I	2,462	2,286
Consumer	13	6
Troubled debt restructured loans - non-accrual	1,370	-
Total non-accrual loans (1)	$12,304	$8,624
Non-performing accrual loans (2)	$-	$1,495
Troubled debt restructured loans - accruing (3)	$6,066	$7,700
Total non-performing loans	$18,370	$17,819
Other real estate owned	832	1,427
Total non-performing assets	$19,202	$19,246
Total non-performing loans to total loans (4)	1.05%	1.01%
Total non-performing loans to total assets	0.70%	0.71%
Total non-performing assets to total assets	0.73%	0.77%

(1)	All loans on non-accrual status are considered non-performing.
(2)	At December 31, 2009, non-performing accrual loans consisted of six loans adequately secured and in the process of collection.
(3)	Troubled debt restructured loans that have been performing in accordance with their modified terms for a period of less than 12 months are considered non-performing.
(4)	Total loans include loans held for sale.

It is the Company’s policy to cease accrual of interest on loans when the loan is delinquent in excess of 90 days (based on contractual terms), unless the timing of collections are reasonably estimable and collection is probable.  When a loan is placed on non-accrual status, all previously accrued but uncollected interest is reversed against current period income.  The interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until the borrower has demonstrated performance in accordance with the contractual terms of the note, which is generally six months.  The Company recognized $263,000 on the cash-basis in interest income on non-accrual loans during the nine months ended September 30, 2010.  The Company did not have any loans in the portfolio over 90 days and still accruing at September 30, 2010.

Troubled debt restructured loans represent loans for which concessions are granted due to the borrower’s financial condition.  Such concessions may include modifications of repayment terms and/or a reduction of interest rates to below market rates.  At September 30, 2010, the Company had 16 restructured loans totaling $7.4 million with a combined appraised value of $13.9 million.  Of the Company’s 16 restructured loans, 12 were on accrual status at the time of the restructure and at September 30, 2010, and as of the date of this report, all accruing restructured loans were performing in accordance with their modified terms and conditions.  The Company recognized $329,000 on the accrual-basis in interest income on restructured loans during the nine months ended September 30, 2010.

The Company had $832,000 in other real estate owned (“OREO”) at September 30, 2010.  The OREO balance consists of two properties.  Management does not anticipate any material losses on either of the two properties at this time.

DANVERS BANCORP, INC.

The following table sets forth the activity in the allowance for loan losses for the periods indicated:

							At or For the
	At or For the Three			At or For the Nine			Year Ended
	Months Ended September 30,			Months Ended September 30,			December 31,
	2010		2009	2010		2009	2009
	(Dollars in thousands)

Allowance balance at beginning of period	$16,244		$12,719	$14,699		$12,133	$12,133
Provision for loan losses	900		1,400	3,400		3,360	5,110
Charge-offs:
Real estate mortgages:
Construction	80		110	560		585	585
Residential	-		1	-		50	298
Commercial	-		-	-		-	-
Home equity	-		-	-		-	207
Total real estate mortgages	80		111	560		635	1,090
C&I	563		135	1,072		966	1,411
Consumer	-		5	43		73	106
Total charge-offs	643		251	1,675		1,674	2,607
Recoveries:
Real estate mortgages:
Construction	-		5	33		5	6
Residential	-		-	-		-	-
Commercial	-		-	-		-	-
Home equity	-		-	-		-	-
Total real estate mortgages	-		5	33		5	6
C&I	7		-	42		25	26
Consumer	2		5	11		29	31
Total recoveries	9		10	86		59	63
Net charge-offs	634		241	1,589		1,615	2,544
Allowance balance at end of period	$16,510		$13,878	$16,510		$13,878	$14,699

Total loans outstanding (1)	$1,747,409		$1,246,809	$1,747,409		$1,246,809	$1,668,521
Average loans outstanding	$1,666,209		$1,213,788	$1,661,290		$1,168,888	$1,252,625

Allowance for loan losses as a percent of
total loans outstanding	0.94%	(2)	1.11%	0.94%	(2)	1.11%	0.88%	(2)
Net loans charged off as a percent of
average loans outstanding (3)	0.15%		0.08%	0.13%		0.18%	0.20%
Allowance for loan losses to non-
performing loans	89.87%		115.72%	89.87%		115.72%	82.49%

(1)	Includes loans held for sale.
(2)	The acquisition of Beverly National into the Company and the attendant acquisition accounting considerations are the reasons that the reserve represents a lower percentage of gross loans.
(3)	Ratios for the three and nine months ended September 30, 2010 and 2009 are annualized.

For further information, see “Provision for Loan Losses” of the Management Discussion and Analysis on page 34.

DANVERS BANCORP, INC.

Deposits. The Company’s deposit growth remained strong for the nine months ended September 30, 2010.  Total deposits increased by $273.8 million to $2.04 billion at September 30, 2010, an increase of 15.5% from a balance of $1.77 billion at December 31, 2009.  During the first nine months, the Company experienced increases in all deposit categories with the exception of other term certificates.  This growth is primarily attributable to the Company’s expanded retail branch presence and on-line banking initiatives.  The Company opened its Cambridge and Waltham locations in 2009, its first retail Boston location in the first quarter of 2010 and its Needham location in the third quarter of 2010.  These locations have already attracted $109.7 million in new deposit balances.  Despite the low levels of short-term interest rates, the Company has experienced considerable success at raising “core” deposit balances.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand deposits	$241,410	11.8%	$224,776	12.7%
Savings and NOW accounts	445,380	21.9	376,975	21.4
Money market accounts	802,055	39.3	621,683	35.2
Total non-certificate accounts	1,488,845	73.0	1,223,434	69.3
Term certificates over $100,000	327,770	16.1	314,097	17.8
Other term certificates	222,968	10.9	228,272	12.9
Total certificate accounts	550,738	27.0	542,369	30.7
Total deposits	$2,039,583	100.0%	$1,765,803	100.0%

Borrowed Funds. The Company relies on borrowings from the Federal Home Loan Bank of Boston (“FHLBB”), as an alternative funding source to deposits and to augment the Company’s short-term liquidity needs.  The balance of these borrowings fluctuates depending upon our ability to attract deposits, coupled with the overall level of loan demand and other investment opportunities.  Funds borrowed from the FHLBB on a short-term and long-term basis decreased by $120.0 million, or 100%, and $12.3 million or 5.6%, at September 30, 2010.  Management has replaced all of the Company’s short-term FHLBB borrowings with the aforementioned deposit inflows and in the process has lessened the Company’s reliance on any single short-term funding source.  The Company had $206.2 million in various FHLBB term advances at September 30, 2010.

At September 30, 2010, the Company’s short-term borrowings consisted of $37.8 million in overnight customer repurchase agreements (“REPOs”), a decrease of $15.0 million, or 28.5% from $52.8 million at December 31, 2009.  The Company’s REPOs are securities sold under agreements to repurchase, which are contracts for the sale of securities owned by the Company with an agreement to repurchase those securities at an agreed upon price and date.  The Company uses repurchase agreements as a secondary funding source and as a means of offering commercial deposit customers a commercial sweep account product.

From a funding and liquidity perspective, the Company has ready access to a number of large and well-diversified short-term funding sources and these alternatives are available at highly competitive rates given the current rate environment.

DANVERS BANCORP, INC.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated:

	September 30,	December 31,
	2010	2009
	(In thousands)
Short-term borrowings:
Repurchase agreements	$37,783	$52,829
FHLB advances	-	120,000
Total short-term borrowings	37,783	172,829

Long-term debt:
FHLB advances	206,155	218,475
Total borrowed funds	$243,938	$391,304

Total Stockholders’ Equity. Total stockholders’ equity increased by $7.8 million to $293.5 million, or 2.7% at September 30, 2010 from a balance of $285.7 million at December 31, 2009.  This increase was primarily due to net income of $13.3 million, a $3.6 million increase in net unrealized gain on securities available for sale, $2.2 million of equity incentive shares earned and a decline in the unallocated common shares held by the ESOP of $796,000, offset by stock repurchases and dividends.  The Company purchased 741,161 shares of its common stock in the open market at an average price of $14.79 per share during the first nine months of 2010 and paid dividends of $1.2 million.  These purchases are part of the stock repurchase programs announced in January of 2009 and May of 2010.  See Item 2 of Part II of this 10-Q for a further discussion of these purchases.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2010 and 2009

The Company’s operating results for the three and nine months ended September 30, 2010 are impacted by the Beverly National acquisition.  The acquisition was consummated on October 30, 2009; accordingly, the acquisition does not impact the operating results for the three and nine months ended September 30, 2009.

Net Income. The Company recorded net income for the three months ended September 30, 2010 of $4.2 million, an increase of $3.0 million from net income of $1.2 million for the three months ended September 30, 2009.  This increase is attributable to the overall growth of the Company and in particular, the growth of the loan portfolio and the improvement in the Company’s net interest margin.  The Company reported net income for the nine months ended September 30, 2010 of $13.3 million, an increase of $10.6 million from net income of $2.7 million for the same period in 2009.  A significant increase in net interest income and some improvement in non-interest income more than offset higher provision for loan losses and increased non-interest expenses for the comparable nine month periods.

Net Interest Income.  Average interest-earning assets and average interest-bearing liabilities increased for the comparable three and nine month periods in 2010 due to a combination of the acquisition of Beverly National during the fourth quarter of 2009 and organic growth.

Net interest income for the three months ended September 30, 2010 increased to $20.8 million from $14.1 million for the three months ended September 30, 2009.  Average interest-earning assets increased by $624.0 million between the two periods.  The increase of $6.6 million or 46.8% in net interest income was the combination of a $5.7 million increase due to volume and a $945,000 increase due to rate.  The Company’s net interest margin was 3.49% for the three months ended September 30, 2010 compared to 3.23% for the three months ended September 30, 2009.

DANVERS BANCORP, INC.

Net interest income for the nine months ended September 30, 2010 increased to $62.7 million from $39.7 million for the nine months ended September 30, 2009.  Average interest-earning assets increased $654.0 million between the two periods.  The increase of $23.0 million in net interest income resulted from a $16.0 million increase due to volume and a $7.0 million increase due to rate.  Our net interest margin was 3.57% for the nine months ended September 30, 2010 compared to 3.14% for the nine months ended September 30, 2009. The Company experienced an 84 basis point decline in funding costs between the comparable periods.

Interest and Dividend Income. Interest income increased $6.3 million, or 27.4%, to $29.4 million for the three months ended September 30, 2010 from $23.0 million for the three months ended September 30, 2009.  The increase was primarily due to a higher average balance of our interest-earning assets, offset by a decrease in yields, reflective of the interest rate environment.  In particular, average loans increased by $452.4 million between the two comparable periods.  The Company also experienced an increase in the average balances of securities of $178.4 million. These increases were partially offset by a decrease in the average balance of interest earning cash equivalents of $15.2 million. The average yield on securities decreased from 4.73% for the three months ended September 30, 2009 to 3.58% for the same period in 2010.  The decline in the securities portfolio yield directly related to redeploying cash flows from maturities, calls and sales in this lower interest rate environment.  There was also a decrease in loan yield between the periods.  The average yield on loans decreased from 5.75% for the three months ended September 30, 2009 to 5.66% for the same period in 2010, and the overall yield on interest-earning assets decreased from 5.26% to 4.94% for the 2009 and 2010 periods, respectively.

Interest income increased $21.3 million, or 32.1%, to $87.8 million for the nine months ended September 30, 2010 from $66.5 million for the nine months ended September 30, 2009.  The increase was primarily due to higher average balances of interest-earning assets, offset by a decrease in yield.  Loans and securities increased on average by $492.4 million and $138.2 million, respectively, and interest earning cash equivalents increased on average by $19.1 million between the two periods. The average yield on securities decreased from 4.79% for the nine months ended September 30, 2009 to 3.70% for the same period in 2010. This decrease was partially offset by the increase in loan yield.  The average yield on loans increased from 5.68% for the nine months ended September 30, 2009 to 5.71% for the same period in 2010 and the overall yield on interest-earning assets decreased from 5.26% to 5.01% for the 2009 and 2010 comparable periods, respectively.  Despite a significant increase in the Company’s real estate mortgages and C&I lending activities, the overall decline in asset yields is the byproduct of reinvesting investment maturities, calls and sales in this lower interest rate environment.

Interest Expense.  Interest expense for the three months ended September 30, 2010 decreased by $307,000, or 3.5%, when compared to the same three-month period in 2009.  Average interest-bearing liabilities increased by $551.0 million between the two comparable periods and resulted in a $2.9 million increase in interest expense.  A decrease of 72 basis points, or 29.9%, in the average cost of the Company’s interest-bearing liabilities resulted in an offsetting decrease in interest expense of $3.2 million.  The average cost of deposits decreased from 2.14% for the three months ended September 30, 2009 to 1.41% for the same period in 2010 and rates on interest-bearing liabilities decreased from 2.41% to 1.69% for the comparable periods.  The respective decline in deposit and interest-bearing liability costs relates to the continued low level of interest rates during the period.

Interest expense for the nine months ended September 30, 2010 decreased by $1.7 million, or 6.3%, to $25.1 million compared to interest expense of $26.8 million for the nine months ended September 30, 2009.  Average balances of interest-bearing liabilities increased by $569.9 million between the two periods and this resulted in a $10.0 million increase in interest expense.  A decrease of 84 basis points, or 33.1%, in the average cost of the Company’s interest-bearing liabilities resulted in a decrease in interest expense of $11.7 million.  The overall rates on interest-bearing liabilities decreased from 2.54% to 1.70% for the 2009 and 2010 periods, respectively, and the average cost of deposits decreased from 2.33% for the nine months ended September 30, 2009 to 1.44% for the same period in 2010.  The overall decrease in deposit and interest-bearing liability costs is a byproduct of the current rate environment.

DANVERS BANCORP, INC.

Provision for Loan Losses. The Company records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient, in management’s judgment, to absorb losses inherent in the loan portfolio.

The Company recorded provision for loan losses of $0.9 million and $1.4 million during the three months ended September 30, 2010 and 2009, respectively.  Provisions in all periods are reflective of loan balance fluctuations, changes to the loan portfolio composition, management’s evaluation of certain qualitative attributes of the portfolio and net charge-offs.  The Company recorded $3.4 million in provision expense for both of the nine month periods ended September 30, 2010 and 2009, respectively.

Gross loans (including loans held for sale) increased $93.2 million and $76.9 million during the three and nine months ended September 30, 2010.  Net charge-offs for both the nine months ended September 30, 2010 and 2009 were $1.6 million.  Net charge-offs as a percent of average loans outstanding (annualized) for the nine months period ending September 30, 2010 and 2009 were approximately 13 basis points and 18 basis points, respectively.  Management increased both its general and specific reserves because of continued concerns regarding both the local and national economy.  At September 30, 2010, the allowance for loan losses totaled $16.5 million, or 0.94% of total loans outstanding.

Non-interest Income. Non-interest income for the three months ended September 30, 2010 increased by $1.1 million, or 67.7%, to $2.8 million, compared to $1.7 million for the three months ended September 30, 2009.  This increase was primarily the result of increases in the gain on the sales of loans of $379,000, trust service fees of $362,000 and $260,000 in service charges on deposits.  The increase in service charges on deposits resulted from both higher volumes and changes to the Company’s service charge matrix

Non-interest income for the nine months ended September 30, 2010 increased by $4.4 million, or 84.1%, to $9.5 million, compared to $5.2 million for the nine months ended September 30, 2009.  The increase was mainly due to increases in net gain on sales of securities of $2.1 million, trust services revenue of $1.2 million, service charges on deposits of $933,000, other operating income of $411,000 and the increase in the cash surrender value of bank-owned life insurance of $451,000, offset by a decrease in net gain on sales of loans of $63,000 and an increase in loss on impairment of securities of $779,000.  While the Company has experienced some success at increasing its non-interest revenues to varying degrees and across a variety of categories, developing reliable and stable sources of non-interest income that complement the Company’s primary lines of business continues to be a challenge.

Non-interest Expense. Non-interest expense increased $4.5 million, or 34.5%, during the third quarter of 2010 when compared to the same period in 2009.  The Company experienced increases in salaries and employee benefits, occupancy and equipment, advertising and other operating expense, offset by a decrease in deposit insurance expense during the third quarter.  Increases in salaries and employee benefits and occupancy and equipment expense are the result of the additional personnel and branches related to the Beverly National acquisition and the expansion of the branch footprint.  Other operating expense increased $0.9 million, or 40.5%, due primarily to the amortization of the core deposit intangible related to the acquisition, increases in general operating expenses related to the Beverly National acquisition and de novo branching activities.  In the absence of another special assessment from the Federal Deposit Insurance Corporation (“FDIC”), deposit insurance decreased by $268,000 when compared to the third quarter of 2009.

Non-interest expense increased by $13.9 million between the nine months ended September 30, 2010 and 2009.  The Company experienced increases in salaries and employee benefits, occupancy and equipment and other operating expense, offset by a decrease in deposit insurance expense during the nine-month period.  Increases in salaries and employee benefits, occupancy and equipment expense was a result of the additional personnel, the impact of the Company’s stock based incentive plans and branches related to the Beverly National acquisition and

DANVERS BANCORP, INC.

the expansion of the branch footprint undertaken prior to the acquisition.  Other operating expense increased $3.4 million, or 58.4%, due primarily to the amortization of the core deposit intangible related to the acquisition, increases in general operating expenses related to the Beverly National acquisition and de novo branching activities.  Deposit insurance decreased by $151,000, in the absence of any additional FDIC special assessments.

Income Taxes. The Company recorded an income tax provision of $1.0 million for the three months ended September 30, 2010, an increase in income tax expense of $758,000 when compared to an income tax expense of $205,000 for the three months ended September 30, 2009.  The tax provision between the two periods changed as a result of the combination with Beverly National and the resulting change in the taxable and tax deferred elements of the Company’s revenues.  The effective tax rate for the three months period ended September 30, 2010 was 18.8% compared to 15.0% for the same period in 2009.

The Company recorded an income tax provision of $3.2 million for the nine months ended September 30, 2010, an increase in income tax expense of $2.8 million, compared to a provision of $383,000 for the nine months ended September 30, 2009.  The tax provision between the two periods changed as a result of the combination with Beverly National and the resulting change in the taxable and tax deferred elements of the Company’s revenues.  In particular, the Company’s valuation reserve related to the original establishment and funding of the Danversbank Charitable Foundation decreased by $610,000, as it appears more likely than not that the Company will be able to utilize the full tax benefit.  The effective tax rate for the nine months period ended September 30, 2010 was 19.1% compared to 12.5% for the same period in 2009.

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

DANVERS BANCORP, INC.

	Three Months Ended September 30,
	2010				2009
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents and
certificates of deposit	$45,395		$30	0.26%	$60,633		$97	0.64%
Debt securities: (2)
Gov't-sponsored enterprises	325,286		2,741	3.37	187,896		2,241	4.77
Mortgage-backed	276,293		2,540	3.68	246,167		2,823	4.59
Municipal bonds	32,050		310	3.87	23,071		235	4.07
Other	9,326		160	6.86	7,454		198	10.63
Restricted stock	23,067		8	0.14	14,626		-	-
Real estate mortgages (3)	880,169		12,353	5.61	664,082		9,537	5.74
C&I loans (3)	639,855		9,475	5.92	456,742		6,748	5.91
IRBs (3)	142,668		1,686	4.73	89,087		1,073	4.82
Consumer loans (3)	3,517		49	5.57	3,877		90	9.29
Total interest-earning assets	2,377,626		29,352	4.94	1,753,635		23,042	5.26
Allowance for loan losses	(16,325)				(12,939)
Total earning assets less allowance
for loan losses	2,361,301				1,740,696
Non-interest-earning assets	222,869				105,848
Total assets	$2,584,170				$1,846,544

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	$435,559		1,403	1.29	$210,558		647	1.23
Money market accounts	769,254		2,563	1.33	553,428		2,828	2.04
Term certificates	546,500		2,206	1.61	459,363		3,069	2.67
Total deposits	1,751,313		6,172	1.41	1,223,349		6,544	2.14
Borrowed funds:
Short-term borrowings	40,102		41	0.41	63,215		62	0.39
Long-term debt	207,606		1,809	3.49	162,006		1,823	4.50
Subordinated debt	30,481		568	7.45	29,965		468	6.25
Total interest-bearing liabilities	2,029,502		8,590	1.69	1,478,535		8,897	2.41
Non-interest-bearing deposits	242,240				131,408
Other non-interest-bearing liabilities	20,258				14,677
Total non-interest-bearing liabilities	262,498				146,085
Total liabilities	2,292,000				1,624,620
Stockholders' equity	292,170				221,924
Total liabilities and stockholders' equity	$2,584,170				$1,846,544

Net interest income			$20,762				$14,145
Net interest rate spread (4)				3.25%				2.85%
Net interest-earning assets (5)	$348,124				$275,100
Net interest margin (6)				3.49%				3.23%
Ratio of interest-earning assets
to total interest-bearing liabilities	1.17	x			1.19	x

(1) Yields are annualized.
(2) Average balances are presented at average amortized cost.
(3) Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(4) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6) Net interest margin represents net interest income divided by average total interest-earning assets.

DANVERS BANCORP, INC.

	Nine Months Ended September 30,
	2010				2009
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents and
certificates of deposit	$62,792		$105	0.22%	$43,678		$292	0.89%
Debt securities: (2)
U.S. Government	6,300		8	0.17	681		13	2.55
Gov't-sponsored enterprises	265,774		6,890	3.46	191,469		6,991	4.87
Mortgage-backed	285,872		8,132	3.79	241,350		8,574	4.74
Municipal bonds	28,012		757	3.60	21,583		658	4.06
Other	9,995		767	10.23	2,668		202	10.09
Restricted stock	18,948		12	0.08	14,626		1	0.01
Real estate mortgages (3)	919,449		39,692	5.76	637,778		26,983	5.64
C&I loans (3)	607,395		26,658	5.85	445,032		19,571	5.86
IRBs (3)	130,969		4,660	4.74	81,684		2,930	4.78
Consumer loans (3)	3,477		148	5.68	4,394		283	8.59
Total interest-earning assets	2,338,983		87,829	5.01	1,684,943		66,498	5.26
Allowance for loan losses	(15,757)				(12,623)
Total earning assets less allowance
for loan losses	2,323,226				1,672,320
Non-interest-earning assets	189,898				103,532
Total assets	$2,513,124				$1,775,852

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	$417,034		3,671	1.17	$201,511		1,842	1.22
Money market accounts	705,443		7,195	1.36	504,418		8,711	2.30
Term certificates	558,508		7,251	1.73	419,597		9,100	2.89
Total deposits	1,680,985		18,117	1.44	1,125,526		19,653	2.33
Borrowed funds:
Short-term borrowings	55,804		180	0.43	90,414		269	0.40
Long-term debt	211,452		5,457	3.44	162,391		5,417	4.45
Subordinated debt	29,965		1,394	6.20	29,965		1,499	6.67
Total interest-bearing liabilities	1,978,206		25,148	1.70	1,408,296		26,838	2.54
Non-interest-bearing deposits	226,488				128,132
Other non-interest-bearing liabilities	18,025				13,923
Total non-interest-bearing liabilities	244,513				142,055
Total liabilities	2,222,719				1,550,351
Stockholders' equity	290,405				225,501
Total liabilities and stockholders' equity	$2,513,124				$1,775,852

Net interest income			$62,681				$39,660
Net interest rate spread (4)				3.31%				2.72%
Net interest-earning assets (5)	$360,777				$276,647
Net interest margin (6)				3.57%				3.14%
Ratio of interest-earning assets
to total interest-bearing liabilities	1.18	x			1.20	x

(1) Yields are annualized.
(2) Average balances are presented at average amortized cost.
(3) Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(4) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
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

	Three Months Ended September 30,
	2010 vs. 2009
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents and certificates of deposit	$(24)	$(43)	$(67)
Debt securities (1):
U.S. Government	-	-	-
Gov't-sponsored enterprises and FHLMC	1,639	(1,139)	500
Mortgage-backed	345	(628)	(283)
Municipal bonds	91	(16)	75
Other	50	(88)	(38)
Equity securities	-	8	8
Real estate mortgages (2)	3,103	(287)	2,816
C&I loans (2)	2,705	22	2,727
IRBs (2)	645	(32)	613
Consumer loans (2)	(8)	(33)	(41)
Total interest-earning assets	8,546	(2,236)	6,310

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	691	65	756
Money market accounts	1,103	(1,368)	(265)
Term certificates	582	(1,445)	(863)
Total deposits	2,376	(2,748)	(372)
Borrowed funds:
Short-term borrowings	(23)	2	(21)
Long-term debt	513	(527)	(14)
Subordinated debt	8	92	100
Total interest-bearing liabilities	2,874	(3,181)	(307)

Increase in net interest income	$5,672	$945	$6,617

(1) Average balances are presented at average amortized cost.
(2) Average loans include non-accrual loans and are net of average deferred loan fees/costs.

DANVERS BANCORP, INC.

	Nine Months Ended September 30,
	2010 vs. 2009
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents and certificates of deposit	$128	$(315)	$(187)
Debt securities (1):
U.S. Government	107	(112)	(5)
Gov't-sponsored enterprises and FHLMC	2,713	(2,814)	(101)
Mortgage-backed	1,582	(2,024)	(442)
Municipal bonds	196	(97)	99
Other	555	10	565
Equity securities	-	11	11
Real estate mortgages (2)	11,917	792	12,709
C&I loans (2)	7,140	(53)	7,087
IRBs (2)	1,768	(38)	1,730
Consumer loans (2)	(59)	(76)	(135)
Total interest-earning assets	26,047	(4,716)	21,331

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	1,970	(141)	1,829
Money market accounts	3,472	(4,988)	(1,516)
Term certificates	3,013	(4,862)	(1,849)
Total deposits	8,455	(9,991)	(1,536)
Borrowed funds:
Short-term borrowings	(103)	14	(89)
Long-term debt	1,637	(1,597)	40
Subordinated debt	-	(105)	(105)
Total interest-bearing liabilities	9,989	(11,679)	(1,690)

Increase (decrease) in net interest income	$16,058	$6,963	$23,021

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

DANVERS BANCORP, INC.

Contractual Obligations.  The following table presents information indicating various contractual obligations and commitments of the Company as of the date indicated and their respective maturity dates:

	September 30, 2010
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$37,389	$37,032	$13,146	$118,588	$206,155
Repurchase agreements (1)	37,783	-	-	-	37,783
Subordinated debt	-	-	-	29,965	29,965
Operating leases	3,457	6,343	5,795	16,582	32,177
Total contractual obligations	$78,629	$43,375	$18,941	$165,135	$306,080

(1)	All repurchase agreements mature on a daily basis and are secured by obligations of government-sponsored enterprises.

Loan Commitments.  Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.  The following table presents information indicating various loan commitments of the Company as of the date indicated and their respective maturity dates:

	September 30, 2010
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Commitments to grant loans	$29,637	$-	$-	$-	$29,637
Unfunded commitments under lines of credit	321,096	-	-	-	321,096
Unadvanced funds on construction loans	21,884	10,848	-	-	32,732
Commercial and standby letters of credit	3,319	595	44	-	3,958
Total contractual obligations	$375,936	$11,443	$44	$-	$387,423

Regulatory Capital Requirements.  At September 30, 2010, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.  Prompt corrective action provisions are not applicable to bank holding companies.  At September 30, 2010, the Bank’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios were 11.43%, 10.54% and 7.75%, respectively.  At September 30, 2010, the Company’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios were 15.83%, 14.95% and 11.03%, respectively.

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

The Asset and Liability Committee (“ALCO”), chaired by the Chief Financial Officer and comprised of several members of senior management and selected members of the board of directors, is responsible for managing interest rate risk.  On a quarterly basis, this committee reviews with the full board of directors its analysis of our exposure to interest rate risk, the effect subsequent changes in interest rates could have on the Company’s future net interest income, key interest rate risk strategies and other activities, and the effect of those strategies on the Company’s operating results.  This committee is also actively involved in the Company’s planning and budgeting process as well as in determining pricing strategies for deposits and loans.  Management is aided in these efforts by the use of an independent third party that convenes with management on a quarterly basis for a complete asset/liability analysis and review.

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

For September 30, 2010, the Company used a simulation model to project changes for three rising rate scenarios.  No simulation was run for the falling rate scenarios given that the Federal Funds rate is currently in a range between 0 and 25 basis points.  This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario.  In each of these instances, the Federal Funds rate is used as the driving rate.

DANVERS BANCORP, INC.

The following table sets forth, as of September 30, 2010, the estimated changes in the Company’s net interest income that would result:

		Net Portfolio Value(2)			Net Interest Income

						Increase (Decrease)
Change in		Estimated			Estimated	in Estimated
Interest Rates		Net Portfolio	Estimated Increase (Decrease)		Net Interest	Net Interest Income
(basis points)(1)		Value	Amount	Percent	Income	Amount	Percent
		(Dollars in thousands)

+300	bp	$181,938	$(79,834)	-30.5%	$75,896	$(6,838)	-8.3%
+200	bp	219,675	(42,097)	-16.1%	78,270	(4,464)	-5.4%
+100	bp	247,947	(13,825)	-5.3%	80,027	(2,707)	-3.3%
0	bp	261,772	-	0.0%	82,734	-	0.0%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	Net portfolio value is the discounted present value of expected cash flows from interest-earning assets, interest-bearing liabilities and off-balance sheet contracts.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased on an instantaneous and sustained basis, by 100, 200 and 300 basis points.  At September 30, 2010, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

DANVERS BANCORP, INC.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor the Bank is involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Management believes that such proceedings are, in the aggregate, immaterial to our financial condition and results of operations.

Item 1A.  Risk Factors

For the nine months ended September 30, 2010, there have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

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

As of September 30, 2010, total repurchases under the stock repurchase plan were 557,800 at an average price of $14.95.  In the third quarter of 2010, the Company purchased 376,700 shares, as follows:

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares That May
	Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

July 1-31	238,100	$14.90	238,100	658,594

August 1-31	83,100	$15.17	83,100	575,494

September 1-30	55,500	$15.24	55,500	519,994
Total	376,700	$15.01	376,700

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

Not applicable.

DANVERS BANCORP, INC.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Amended and Restated Danversbank Supplemental Executive Retirement Plan(1)
31.1	Section 302 Certification of President and Chief Executive Officer*
31.2	Section 302 Certification of Executive Vice President and Chief Operating Officer*
31.3	Section 302 Certification of Executive Vice President and Chief Financial Officer*
32.1	Section 906 Certification of President and Chief Executive Officer**
32.2	Section 906 Certification of Executive Vice President and Chief Operating Officer**
32.3	Section 906 Certification of Executive Vice President and Chief Financial Officer**

* Filed herewith.
** Furnished herewith.
(1) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 4, 2010.

DANVERS BANCORP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danvers Bancorp, Inc.,

Date:	November 10, 2010	By:	/s/	Kevin T. Bottomley
Kevin T. Bottomley
President and Chief Executive Officer

Date:	November 10, 2010	By:	/s/	James J. McCarthy
James J. McCarthy
Executive Vice President and Chief
Operating Officer

Date:	November 10, 2010	By:	/s/	L. Mark Panella
L. Mark Panella
Executive Vice President and Chief
Financial Officer