Form 10-K
period 2010-12-31
Danvers Bancorp, Inc.
filed 2011-03-15
CIK 1410703

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Commission file number: 001-33896

DANVERS BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3445675
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)
One Conant Street, Danvers, Massachusetts	01923
(Address of Principal Executive Officers)	(Zip Code)

(978) 777-2200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 was $275,104,186.

         Shares outstanding of the registrant's common stock, $0.01 par value, at February 28, 2011: 20,686,592

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements

        This report may contain statements that may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements may be identified by the use of such words as "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect" and similar expressions. These forward-looking statements include, but are not limited to, the following:

  •
  statements of our goals, intentions and expectations;

  •
  statements regarding our business plans and prospects and growth and operating strategies;

  •
  statements regarding the asset quality of our loan and investment portfolios; and

  •
  estimates of our risks and future costs and benefits.

        Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained or incorporated by reference in this document. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A, "Risk Factors." Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of the following factors:

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

  •
  changing business, banking, or regulatory conditions or policies, or new legislation affecting the financial services industry, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act"), that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs (including deposit insurance premiums), increased regulatory scrutiny, declines in consumer confidence in depository institutions, or changes in the secondary market for bank loan and other products;

  •
  the adequacy of loan loss reserves or deposit levels necessitating increased borrowing to fund loans and investments;

  •
  our ability to enter new markets successfully and take advantage of growth opportunities;

  •
  changes in consumer spending, borrowing and savings habits;

  •
  changes in loan defaults and charge-off rates;

  •
  changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board ("FASB"); and

  •
  changes in our organization, compensation and benefit plans.

        This not an exhaustive list and as a result of variations in any of these factors actual results may differ materially from any forward-looking statements. Because of these and other uncertainties, among others, our actual future results may be materially different from the results indicated by any forward-looking statements. We discuss these and other uncertainties in "Risk Factors" beginning on page 40. Forward-looking statements speak only as of the date they are made. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.    BUSINESS

Danvers Bancorp, Inc.

        Danvers Bancorp, Inc. (the "Company" or "Danvers") is a Delaware-chartered corporation and registered bank holding company under the Bank Holding Company Act of 1956, as amended. Danvers' principal activity is the ownership and management of its wholly-owned banking subsidiary, Danversbank, a Massachusetts-chartered stock savings bank. The executive offices of Danvers are located at One Conant Street, Danvers, Massachusetts 01923, and our main telephone number is (978) 777-2200.

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

        On January 20, 2011, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with People's United Financial, Inc., a Delaware corporation ("People's United"). Pursuant to the Merger Agreement, People's United will acquire the Company in a 55% stock and 45% cash merger transaction valued at approximately $493 million, based on the 10-day average closing price of People's United common stock for the period ended January 19, 2011. The Merger Agreement provides that at the Effective Time (as defined in the Merger Agreement), the Company will be merged with and into People's United (the "Merger"), with People's United continuing as the surviving corporation. Simultaneously with the effective time of the Merger, the Company's subsidiary bank, Danversbank, will be merged with and into People's United subsidiary bank, People's United Bank, with People's United Bank continuing as the surviving entity. Under the terms and conditions of the Merger Agreement, the Company's stockholders have the right to elect to receive (i) $23.00 in cash or (ii) 1.624 shares of People's United common stock for each share of Company common stock, subject to customary pro ration provisions, whereby 55% of Company shares are exchanged for stock and 45% for cash. Subject to the approval of the Company's common stockholders, regulatory approvals and other customary closing conditions, the parties anticipate completing the transaction late in the second quarter of 2011.

Danversbank

        Danversbank (the "Bank") is a Massachusetts-chartered stock savings bank headquartered in Danvers, Massachusetts. Originally founded in 1850 as a Massachusetts-chartered mutual savings bank. Danversbank conducts business from its main office located at One Conant Street, Danvers, Massachusetts, and its 27 other branch offices located in Andover, Beverly, Boston, Cambridge, Chelsea, Danvers, Hamilton, Malden, Manchester, Middleton, Needham, Peabody, Reading, Revere, Salem, Saugus, Topsfield, Waltham, Wilmington, and Woburn, Massachusetts.

General

        The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is also insured by the Depositors Insurance Fund ("DIF"). The DIF is a private, industry-sponsored insurance company that insures all deposits over the FDIC's per-depositor limits of $250,000 for self-directed retirement accounts and $250,000 for all other deposit accounts in 64 Massachusetts-chartered savings banks. The standard maximum FDIC deposit insurance has been permanently increased from $100,000 to $250,000 per depositor in per insured bank by the Dodd-Frank Wall Street

Reform and Consumer Protection Act. Danversbank is a member of the Federal Home Loan Bank of Boston ("FHLBB"), and is regulated by the FDIC and the Massachusetts Division of Banks.

        Danversbank's business consists primarily of making loans to its customers, including commercial and industrial ("C&I") loans, commercial real estate loans, owner-occupied residential mortgages and consumer loans, and investing in a variety of investment securities. Danversbank funds these lending and investment activities with deposits from the general public, funds generated from operations and selected borrowings. Danversbank also provides non-deposit investment products and services, cash management, debit and credit card products, trust services and online banking services. Danversbank has five subsidiaries: Conant Ventures, Inc., Conant Investment Corporation, Five Conant Street Investment Corporation, One Conant Capital LLC and Beverly National Security Corporation.

Market Area and Competition

        As of December 31, 2010, Danversbank was the seventh largest bank headquartered in the Commonwealth of Massachusetts and the largest banking franchise headquartered in Essex County. Our corporate headquarters is in Danvers, Massachusetts, located approximately 20 miles north of Boston. Over the past eleven years, Danversbank has expanded its footprint to include locations in Middlesex and Suffolk Counties. In September 2001, we acquired RFS Bancorp, Inc., the parent company of Revere Federal Savings Bank. In February 2007, BankMalden, a Massachusetts co-operative bank, merged into Danversbank. In October 2009, we acquired Beverly National Corporation, a Massachusetts-chartered corporation, the parent company of Beverly National Bank, and on February 12, 2010, Beverly's subsidiary bank was merged with and into Danversbank. The counties in which Danversbank currently operates include a mixture of rural, suburban and urban markets. The economies of these areas were historically based on manufacturing, but, similar to many areas of the country, the underpinnings of these economies are now more service oriented, with employment spread across many economic sectors including service, finance, health-care, technology, real estate and government.

        While our primary deposit-gathering area is concentrated in Essex and Middlesex Counties in Eastern Massachusetts, our lending area encompasses a somewhat broader market that includes portions of Suffolk County, southern New Hampshire and Rhode Island.

        The majority of our loans are made to customers located in our primary deposit-gathering markets. Our large C&I and commercial real estate lending programs comprise a substantial portion of our total loan portfolio. As of December 31, 2010, loans from these loan types totaled $1.3 billion, or 71.2%, of our total loan portfolio. In particular, C&I loans represent more than 48% of the portfolio.

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

Business Strategy

        Our business objectives have focused on franchise growth and improved profitability while remaining a community-oriented financial institution that emphasizes personalized customer service. Over the past 11 years, we have expanded our branch network by establishing a number of de novo branches, acquiring 11 branch banking offices through our acquisition of Revere Federal Savings Bank, BankMalden and Beverly and opening a loan production office in Boston. We have also upgraded 3 branch offices by relocating to full-service facilities in more attractive locations. In addition, our total loan portfolio has grown significantly, both through organic growth and the addition of experienced lending officers. In addition to opening new branches, we have selectively pursued acquisitions of non-interest income producing businesses and lending groups that will further expand our loan portfolio or grow our banking franchise.

        Key elements of our business strategy have included:

        Continued Expansion of Our Branch Network.    We have expanded our retail banking franchise and generated additional deposits by increasing the number of full service branch offices. We currently maintain a main office and twenty-seven other branch locations, which offer extended hours of operation and increased customer convenience. Our branch network is complimented by a combination of 49 in-branch and free-standing ATMs.

        Expansion of Our C&I and Commercial Real Estate Loan Portfolio.    In recent years, we have substantially increased our originations of C&I loans and, on a selective basis, commercial real estate loans. We have accomplished this, in part, by hiring experienced senior C&I and commercial real estate lenders from other financial institutions operating in our market area in Eastern Massachusetts after their institutions were acquired by larger banks. In some instances, this has involved an individual lender and in other cases we executed lift-outs of commercial lending groups known to us. In September 2007, we broadened our C&I lending group by hiring two senior asset-based lenders.

        Expanding Our Sources of Non-interest Income.    We have increased non-interest income in recent periods by introducing additional fee-generating services, such as sales of non-deposit investment and insurance products.

        Increased Transaction Accounts.    We have developed various products designed to deepen our relationships with our customers, with the goal of ultimately becoming the customer's operating bank. Among local community banks, we are one of the earlier adopters of a deposit capture product, SnapdepositSM, which enables our commercial checking customers to process deposits and checks electronically from their locations. In addition, we offer and promote retail checking services that offer an above-market rate of interest and are tied to a broad suite of required electronic banking services that include, among others, direct deposit, debit card usage and electronic statements. These services have attracted new transaction account balances. While we compete on the basis of rates for certain deposit accounts through the use of periodic market promotions, we have worked to reduce our reliance on certificates of deposit, which generally are more costly than transaction accounts and more susceptible to being moved to other institutions offering higher rates.

        Maintaining Asset Quality.    We continue to focus on maintaining a high level of asset quality, which we believe is a key component of long-term financial success. At December 31, 2010, our ratio of total non-performing assets to total assets was 0.52%. We intend to maintain asset quality primarily through the maintenance of prudent underwriting standards and a centralized credit approval process.

Lending Activities

        General.    Danversbank's gross loan portfolio totaled $1.8 billion at December 31, 2010, representing 62.5% of total assets at that date. In its lending activities, Danversbank originates C&I and asset based loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans secured by owner-occupied one-to-four-family residences, home equity lines-of-credit, fixed rate home equity loans and other personal consumer loans. Total loans originated totaled $556.0 million in 2010 and $513.6 million in 2009.

        Loans originated by Danversbank are subject to federal and state laws and regulations. Interest rates charged by Danversbank on its loans are influenced by the demand for such loans, the amount and cost of funding available for lending purposes, current asset/liability management objectives and the interest rates offered by competitors.

        The following table summarizes the composition of Danversbank's loan portfolio at the dates indicated:

	December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
Construction	$122,550	6.86%	$125,952	7.55%	$122,974	10.98%	$108,638	11.94%	$137,061	15.53%
Residential	305,233	17.10	290,894	17.44	189,083	16.88	180,511	19.85	172,052	19.49
Commercial	403,937	22.62	473,075	28.35	247,483	22.09	234,425	25.78	219,589	24.88
Home equity	83,837	4.70	86,269	5.17	41,660	3.72	36,679	4.03	39,464	4.47
Other loans:
C&I	866,445	48.53	687,808	41.22	510,359	45.55	339,669	37.35	304,016	34.44
Consumer	3,355	0.19	4,523	0.27	8,725	0.78	9,564	1.05	10,530	1.19

Total loans	1,785,357	100.00%	1,668,521	100.00%	1,120,284	100.00%	909,486	100.00%	882,712	100.00%

Allowance for loan losses	(17,900)		(14,699)		(12,133)		(9,096)		(10,412)
Deferred loan fees, net	(2,616)		(2,357)		(1,495)		(989)		(1,186)

Loans, net	$1,764,841		$1,651,465		$1,106,656		$899,401		$871,114

        C&I Loans.    Danversbank originates secured and unsecured C&I loans to business customers in its market area for the purpose of financing equipment purchases, working capital, expansion and other general business purposes. At December 31, 2010, Danversbank had $866.4 million in C&I loans in its total portfolio, representing 48.5% of such portfolio. Danversbank originated $295.4 million and $197.6 million in C&I loans during the years ended December 31, 2010 and 2009, respectively. Danversbank intends to continue to grow this segment of its lending business as market conditions permit.

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

        The repayment of C&I loans is generally dependent on the successful operation of the borrower's business and the sufficiency of collateral, if any. Repayment of these loans, however, may be affected by adverse changes in the general economy. Further, collateral securing such loans may depreciate in value over time and may be difficult to appraise and to liquidate. Included in C&I loans are loans serviced for others in the amount of $37.5 million at December 31, 2010.

        Commercial Real Estate Loans.    Danversbank originated $54.3 million and $87.5 million of commercial real estate loans during the years ended December 31, 2010 and 2009, respectively. We had $403.9 million of commercial real estate loans in our portfolio as of December 31, 2010. These loans comprise 22.6% of the total loan portfolio as of December 31, 2010. Danversbank intends to further increase this segment of its loan portfolio. Danversbank generally originates commercial real estate loans for terms of up to 25 years, typically with interest rates that adjust over periods of one to seven years based on various rate indices plus a margin. Commercial real estate loans are generally secured by non-owner-occupied multi-family income properties, office buildings, retail facilities, warehouses and industrial properties. Generally, commercial real estate loans do not exceed 75% of the appraised value of the underlying collateral at the time the loan is originated. Included in commercial real estate loans are loans serviced for others in the amount of $14.8 million at December 31, 2010.

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

        Construction Loans.    Danversbank originates construction loans for one to four-family homes, residential condominiums, commercial, multi-family and other nonresidential purposes. Construction loans generally provide for the payment of interest only during the term of the loan, which is usually twelve to twenty-four months. One to four-family residential and residential condominium construction loans are made with a maximum loan-to-value ratio of 75%. Commercial, multi-family and other nonresidential construction loans are made with a maximum loan-to-value ratio of 75% of the upon-completion market value of the real estate and improvements. Danversbank originated $28.1 million and $28.2 million of construction loans during the years ended December 31, 2010 and 2009, respectively. We had $122.6 million of construction loans in our portfolio as of December 31, 2010. The construction loans are usually written with variable interest rates adjusted to each change in the index rate plus a margin. Danversbank began to reduce its exposure to construction lending through limited originations of construction loans starting in mid-2006 in response to a general downturn in the single-family residential and residential condominium markets, which is lengthening the amount of time required to sell the units that are built.

        As with our commercial real estate loan portfolio, we monitor concentrations of construction loans by property type, by location and relative to the amount of construction financing extended to any one borrower. In addition, management monitors the aggregate number of speculative units that Danversbank finances at any one time. There are also limits on the number of speculative units financed for any specific construction project. This limit is generally established at two units per project. However, exceptions to this policy are occasionally granted when the project involves a single building with multiple units. Danversbank's construction lending footprint encompasses an area similar to the franchise branch network, with the highest concentration located in Brookline, Massachusetts. Similar to the institution's commercial real estate portfolio, Danversbank has several large construction loan relationships with individual borrowers, but in each instance the relationship encompasses multiple loans, secured by varying types of properties in different locations. The borrowers involved are highly experienced real estate developers that have longstanding relationships with either a senior lending officer or Danversbank. At December 31, 2010, Danversbank's portfolio of construction loans was comprised of 38.6% residential condominiums, 15.0% single-family homes and subdivisions, 23.3% non-residential commercial real estate, 19.2% land loans, 1.6% apartment construction loans and 2.3% owner occupied residential construction loans. Based on our assessment that the inventory of residential condominiums listed for sale is continuing to decrease in our market area, we do not expect that the concentration of residential condominium construction loans will have a material impact on our revenues or net income.

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

        Owner Occupied Residential Real Estate Loans.    Danversbank offers fixed-rate and adjustable-rate residential mortgage loans for owner-occupied residential real estate with maturities of up to 40 years and maximum loan amounts generally of up to $3.0 million. As of December 31, 2010, this portfolio totaled $305.2 million, or 17.1% of the total loan portfolio. Of the residential mortgage loans outstanding on that date, $163.3 million were adjustable-rate loans with an average yield of 4.78%, and $141.9 million were fixed-rate mortgage loans with an average yield of 5.02%. Residential mortgage loan originations totaled $165.9 million and $186.0 million for the years ended December 31, 2010 and 2009, respectively. Danversbank does not originate or purchase any sub-prime or alternative-A residential mortgage loans.

        The decision to originate loans for portfolio or for sale into the secondary market is made by Danversbank's Asset/Liability Management Committee, or ALCO, and is based on the borrower's interest rate risk profile. Residential mortgage loans sold into the secondary market totaled $44.9 million in 2010 and $66.2 million during 2009. Our current practice is to sell substantially all newly originated fixed-rate 20 and 30-year residential mortgage loans. These loans are underwritten in accordance with Freddie Mac and Fannie Mae standards and sold immediately after being originated by Danversbank. Newly originated, fixed-rate 10 and 15-year loans are typically held in portfolio. At December 31, 2010, fixed-rate residential mortgage loans held in the portfolio totaled $141.9 million, or 46.5% of total residential real estate mortgage loans. Danversbank services loans sold to Freddie Mac and Fannie Mae and earns a fee equal to 0.25% of the loan amounts outstanding for providing these services. The total of residential mortgage loans serviced for others as of December 31, 2010 was $129.5 million.

        The adjustable-rate mortgage, or ARM, loans offered by Danversbank make up the largest component of the residential mortgage loans held in portfolio. At December 31, 2010, ARM loans totaled $163.3 million or 53.5% of total residential loans outstanding at that date. ARM's are offered for terms of up to 40 years with initial interest rates that are fixed for 1, 3, 5, 7 or 10 years. After the initial fixed-rate period, the interest rates on the loans are reset based on the relevant U.S. Treasury Constant Maturity Treasury, or CMT, Index plus margins of varying percentages, for one-year periods. Interest rate adjustments on such loans typically range from 2.0% to 3.0% during any adjustment period, excluding the 7 and 10 year ARM's that can adjust up to 6% on the first adjustment period, and 5.0% to 6.0% over the life of the loan. Periodic adjustments in the interest rates charged on ARM

Loans help to reduce our exposure to changes in interest rates. However, ARM loans generally possess an element of credit risk not inherent in fixed-rate mortgage loans, in that borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise. The possibility of higher payments is taken into account during our underwriting process and many of our residential mortgage loans are made to existing Danversbank customers.

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

        Home Equity Lines-of-Credit and Term Loans.    Danversbank offers home equity lines-of-credit and home equity term loans. Danversbank originated $11.3 million and $11.2 million of home equity lines-of-credit and term loans during the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, the Company had $83.8 million of home equity lines-of-credit and loans outstanding. Danversbank does not originate or purchase any sub-prime home equity loans or lines. Home equity lines-of-credit and term loans are secured by first and second mortgages on one-to-four family owner occupied properties, and are made in amounts such that the combined first and second mortgage balances generally do not exceed 75% of the value of the property serving as collateral at time of origination. The lines-of-credit are available to be drawn upon for 10 years, at the end of which time they become term loans amortized over 10 years. Interest rates on home equity lines normally adjust based on the prime rate of interest as published by The Wall Street Journal. The undrawn portion of home equity lines-of-credit totaled $69.9 million at December 31, 2010.

        Consumer and Other Loans.    Danversbank offers a variety of consumer and other loans, including unsecured personal loans, automobile loans, loans secured by passbook savings or term certificate accounts, overdraft lines of credit, boat and recreational vehicle loans and loans to help finance the cost of education, including primary, secondary and graduate school. Danversbank originated $1.0 million and $3.1 million of consumer and other loans during the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, we had $3.4 million of consumer and other loans outstanding.

        Loan Origination and Underwriting.    The primary source of originations is our loan personnel, and to a lesser extent, local mortgage brokers, advertising and referrals from customers. In a few instances, Danversbank has purchased participation interests in commercial real estate loans from banks located outside of Essex County. Danversbank underwrites such purchased loans using its own underwriting criteria. Danversbank issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2010, Danversbank had loan commitments and unadvanced loans and lines-of-credit totaling $471.9 million. For information about loan commitments outstanding as of December 31, 2010, see "Quantitative and Qualitative Disclosures About Market Risk—Loan Commitments" on page 78. Danversbank charges origination fees, or points, and collects fees to cover the costs of appraisals and credit reports on most residential mortgage loans originated. Danversbank also collects late charges on real estate loans, and origination fees and prepayment penalties on commercial mortgage loans and some types of C&I loans. For information regarding Danversbank's recognition of loan fees and costs, please refer to Note 2 to the Consolidated Financial Statements beginning on page F-8.

        The following table sets forth certain information concerning Danversbank's portfolio loan activity, excluding loans originated for sale and sold:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Loan originations and purchases:
Loan originations:
Real estate mortgages:
Construction	$28,074	$28,240	$34,476
Residential	165,934	185,970	48,328
Commercial	54,289	87,525	59,609
Home equity	11,319	11,169	8,592

Total real estate mortgages	259,616	312,904	151,005

C&I	295,353	197,552	308,606
Consumer	989	3,097	2,925

Total loan originations	555,958	513,553	462,536

Total loan purchases	—	—	—

Transfer to other real estate owned	(563)	(1,906)	(1,776)

Loans acquired through Beverly acquisition, at fair value	—	319,994	—

Loan principal repayments	(438,559)	(283,404)	(249,962)

Net increase in loan portfolio	$116,836	$548,237	$210,798

        Residential mortgage loans are underwritten by Danversbank's staff of residential loan underwriters. Residential mortgage loans that are less than the Freddie Mac and Fannie Mae limit require the approval of a residential loan underwriter to be held in Danversbank's loan portfolio. Residential mortgage loans greater than $1.0 million require the approval of the Board of Investment of the Board of Directors of Danversbank.

        Commercial real estate and C&I loans are underwritten by commercial credit analysts. For commercial real estate loans, loan officers may approve loans up to their individual lending limits, which range from $100,000 to $2.0 million, while loans up to $3.0 million may be approved by the Senior Lending Officer and Danversbank's Chief Executive Officer. Danversbank's Senior Lending Officer may approve secured C&I loans of up to $3.0 million, while its Loan Committee may approve loans of up to $5.0 million. Loans over these limits require the approval of the Board of Investment of the Board of Directors of Danversbank.

        Consumer loans are underwritten by consumer loan underwriters who have approval authorities ranging from $1,000 to $10,000 for unsecured borrowings and up to $750,000 for secured borrowings. Several senior lenders have authority to approve unsecured consumer loans up to $500,000 and secured borrowing up to $2.0 million. Loans above these limits require the approval of the Board of Investment of the Board of Directors of Danversbank.

        Pursuant to its loan policy, Danversbank generally does not make loans aggregating more than $30 million as of December 31, 2010, to one borrower or related entity. Danversbank's internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank's capital stock, retained earnings and undivided profits, or $47.2 million for Danversbank as of December 31, 2010.

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

        Loan Maturity.    The following table summarizes the scheduled repayments based on the contractual maturity of Danversbank's loan portfolio at December 31, 2010. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in one year or less.

	At December 31, 2010
	Real Estate Mortgages
					Other
				Home Equity
	Construction	Residential	Commercial		C&I	Consumer	Total
	(In thousands)
Amounts Due:
One year or less	$76,630	$1,496	$13,444	$332	$187,452	$1,097	$280,451

After one year:
One to three years	38,360	919	63,701	1,450	256,773	551	361,754
Three to five years	5,458	1,886	47,587	8,311	82,844	481	146,567
Five to ten years	2,102	12,925	54,938	5,654	64,416	629	140,664
Ten to twenty years	—	48,172	181,224	63,678	150,161	495	443,730
Over twenty years	—	239,835	43,043	4,412	124,799	102	412,191

Total due after one year	45,920	303,737	390,493	83,505	678,993	2,258	1,504,906

Total loans	$122,550	$305,233	$403,937	$83,837	$866,445	$3,355	1,785,357

Allowance for loan losses							(17,900)
Deferred loan fees, net							(2,616)

Net loans							$1,764,841

        The following table sets forth the dollar amount of total loans, net of unadvanced funds on loans, contractually due after December 31, 2010 and whether such loans have fixed interest rates or adjustable interest rates.

	Fixed	Adjustable	Total
	(In thousands)
Real estate mortgages:
Construction	$5,187	$40,733	$45,920
Residential	141,213	162,524	303,737
Commercial	73,936	316,557	390,493
Home equity	7,077	76,428	83,505
C&I	141,034	537,959	678,993
Consumer	1,605	653	2,258

Total loans	$370,052	$1,134,854	$1,504,906

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

        The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2010:
Real estate mortgages:
Construction	—	$—	—	$—	—	$—
Residential	15	3,586	10	3,710	25	7,296
Commercial	—	—	—	—	—	—
Home equity	3	491	—	—	3	491

Total real estate mortgages	18	4,077	10	3,710	28	7,787
C&I	10	225	12	2,787	22	3,012
Consumer	5	10	2	1	7	11

Total	33	$4,312	24	$6,498	57	$10,810

At December 31, 2009:
Real estate mortgages:
Construction	1	$169	3	$935	4	$1,104
Residential	22	4,220	8	2,384	30	6,604
Commercial	4	409	8	783	12	1,192
Home equity	8	617	2	533	10	1,150

Total real estate mortgages	35	5,415	21	4,635	56	10,050
C&I	6	850	8	2,492	14	3,342
Consumer	9	41	2	7	11	48

Total	50	$6,306	31	$7,134	81	$13,440

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

        At December 31, 2010, Danversbank had $832,000 in property classified as OREO. The components of the Company's OREO properties consisted of one empty lot zoned for commercial use valued at $800,000 and 60 acres of undeveloped land valued at $200,000. Management does not anticipate any material losses on either property at this time.

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

        In Danversbank's loan rating system, there are four classified asset categories: special mention, substandard, doubtful and loss. An asset is classified special mention if it is currently protected but potentially weak. Potential concerns are that the borrower is exposed to unfavorable economic conditions, adverse operating trends or an unbalanced financial statement condition that could jeopardize the repayment of the loan. Other areas of exposure include an improperly supervised loan due to lack of officer expertise, an inadequate loan agreement, concerns over the condition or control of the collateral, lack of proper documentation or there is some other deviation from prudent lending practices that warrants such a classification. An asset is classified substandard if it is inadequately protected by the current net worth and paying capacity of the borrower and/or the collateral pledged, if any. Substandard assets are characterized by the distinct possibility that Danversbank will sustain some loss if the deficiencies are not corrected. Assets classified doubtful have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, on the basis of currently existing facts, and there is a high probability of loss. If an asset or portion thereof is classified as loss, it is charged off in the quarter in which it is so classified. Assets classified as a loss are considered uncollectible and of such little value that to maintain it as an asset of Danversbank is not warranted. Assets that possess some weaknesses, but that do not expose Danversbank to risk sufficient to warrant classification as substandard, doubtful or loss, are designated as special mention. For assets designated as special mention, or classified substandard or doubtful, Danversbank establishes reserves in amounts management deems appropriate based on the risk of potential loss. This determination as to the classification of assets and the amount of the loss allowances are subject to review by regulatory agencies, which can order the establishment of additional loss allowances. See "Business—Asset Quality—Allowance for Loan Losses" on page 17 and "Management's Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies—Allowance for Loan Losses" on page 63.

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

        At December 31, 2010, loans classified as special mention totaled $44.9 million, or 2.5%, of the loan portfolio compared to $64.0 million, or 3.8%, at December 31, 2009. Special mention loans consisted of $22.4 million in C&I loans, $17.1 million in commercial real estate construction and $5.4 million in commercial real estate loans at December 31, 2010 compared to $36.5 million in C&I loans, $24.5 million in commercial real estate construction and $3.0 million in commercial real estate loans at December 31, 2009.

        Loans classified as substandard, including all impaired loans, totaled $21.2 million, or 1.2% of the loan portfolio, at December 31, 2010 compared to $40.7 million, or 2.4% of the loan portfolio, at December 31, 2009. Loans classified as substandard consisted of $10.3 million in C&I loans, $8.1 million in commercial real estate loans and $2.8 million in commercial real estate construction loans at December 31, 2010. Loans classified as substandard consisted of $20.4 million in C&I loans, $16.1 million in commercial real estate loans and $4.3 million in commercial real estate construction at December 31, 2009. There were no loans classified as doubtful or loss at December 31, 2010 and 2009.

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accrual loans:
Real estate mortgages:
Construction	$—	$935	$1,925	$2,618	$3,618
Residential	7,748	3,332	2,184	1,225	791
Commercial	1,072	926	263	—	—
Home equity	1,042	1,139	227	64	61

Total real estate mortgages	9,862	6,332	4,599	3,907	4,470
C&I	2,263	2,286	1,295	451	1,265
Consumer	13	6	38	29	17
Troubled debt resructured loans—non-accrual	947	—	—	—	—

Total non-accrual loans(1)	$13,085	$8,624	$5,932	$4,387	$5,752

Non-performing accrual loans(2)	$—	$1,496	$—	$—	$—

Troubled debt resructured loans—accruing(3)	$927	$7,700	$—	$—	$—

Total non-performing loans	$14,012	$17,820	$5,932	$4,387	$5,752
Other real estate owned	832	1,427	1,158	3,513	—

Total non-performing assets	$14,844	$19,247	$7,090	$7,900	$5,752

Total non-performing loans to total loans(4)	0.78%	1.07%	0.53%	0.48%	0.65%

Total non-performing loans to total assets	0.49%	0.71%	0.34%	0.30%	0.46%

Total non-performing assets to total assets	0.52%	0.77%	0.41%	0.55%	0.46%

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

        If the non-accrual loans presented in the table above had been current, the gross interest income that would have been recorded for the year ended December 31, 2010 and 2009 was $399,000 and $342,000, respectively. Interest income of $363,000 and $249,000 from these loans was recognized on a cash basis and recorded in the net income for the years ended December 31, 2010 and 2009, respectively.

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

        At December 31, 2010, the OREO balance consists of two properties with no particular business segment or industry concentration.

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

        The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of the loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio. See "Business—Asset Quality—Delinquent Loans" page 14 and "Business—Asset Quality—Other Real Estate Owned" on page 15.

        A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. Generally, troubled debt restructures ("TDR's") are measured using the discounted cash flow method except in instances where foreclosure is probable in which case the fair value of the collateral is used. All other impaired loans are collateral dependent and are measured through the collateral method. All loans on non-accrual status and TDR's are considered to be impaired. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the valuation allowance. All loans are individually evaluated for impairment according to the Bank's normal loan review process, including overall credit evaluation and rating, nonaccrual status and payment experience. At December 31, 2010, the unpaid principal balance on impaired loans totaled $13.9 million and had an aggregate valuation allowance of $1.4 million.

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

        The following table sets forth activity in Danversbank's allowance for loan losses for the periods indicated:

	At or For the Years Ended December 31,
	2010	2009		2008	2007	2006
	(Dollars in thousands)
Allowance balance at beginning of year	$14,699	$12,133		$9,096	$10,412	$10,087

Provision for loan losses	5,150	5,110		4,225	800	1,000

Charge-offs:
Real estate mortgages:
Construction	—	585		175	1,400	21
Residential	33	298		216	29	—
Commercial	1,824	—		210	—	—
Home equity	—	207		14	1	3

Total real estate mortgages	1,857	1,090		615	1,430	24
C&I	163	1,411		537	715	605
Consumer	59	106		138	73	92

Total charge-offs	2,079	2,607		1,290	2,218	721

Recoveries:
Real estate mortgages:
Construction	—	6		—	—	—
Residential	—	—		9	—	—
Commercial	88	—		—	—	—
Home equity	—	—		—	1	—

Total real estate mortgages	88	6		9	1	—
C&I	23	26		80	52	20
Consumer	19	31		13	49	26

Total recoveries	130	63		102	102	46

Net charge-offs	1,949	2,544		1,188	2,116	675

Allowance balance at end of year	$17,900	$14,699		$12,133	$9,096	$10,412

Total loans outstanding	$1,785,622	$1,668,521		$1,120,284	$909,486	$882,712
Average loans outstanding	$1,691,942	$1,252,625		$1,011,304	$870,569	$873,150
Allowance for loan losses as a percent of total loans outstanding	1.00%	0.88	%(1)	1.08%	1.00%	1.18%
Net loans charged off as a percent of average loans outstanding	0.12%	0.20%		0.12%	0.24%	0.08%
Allowance for loan losses to non-performing loans	127.75%	82.49%		204.53%	207.34%	181.02%

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

        The following table sets forth Danversbank's percent of allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
Construction	$2,134	6.86%	$2,451	7.55%	$1,728	10.97%	$1,607	11.94%	$1,567	15.53%
Residential	824	17.10	549	17.44	481	16.89	458	19.85	506	19.49
Commercial	4,267	22.62	3,346	28.35	2,615	22.09	2,353	25.78	2,042	24.88
Home equity	343	4.70	257	5.17	207	3.72	187	4.03	187	4.47
C&I	9,826	48.53	7,839	41.22	6,843	45.55	3,854	37.35	3,696	34.44
Consumer	25	0.19	43	0.27	82	0.78	76	1.05	69	1.19
Unallocated	481	—	214	—	177	—	561	—	2,345	—

Total allowances	$17,900	100.00%	$14,699	100.00%	$12,133	100.00%	$9,096	100.00%	$10,412	100.00%

        Prior to 2008, management has maintained an unallocated reserve to account for a concentration in our commercial real estate portfolio, and more specifically in our construction loan portfolio, that relates to a segment of our originations made prior to 2002 that possessed underwriting characteristics and terms that were not consistent with the underwriting guidelines and credit administration processes that have been in effect since 2002. These projects are now either complete or have refinanced elsewhere and the unallocated portion of the reserve has been reduced accordingly.

Investment Activities

        General.    The Board of Directors is responsible for establishing our investment policy. The Chief Operating Officer, Chief Financial Officer and Chief Investment Officer are authorized by the Board of Directors to implement this policy based on the established guidelines documented in the Company's Investment Policy. The primary objective of the investment portfolio is to achieve a competitive rate of return without incurring undue interest rate and credit risk, to complement our lending activities, to provide and maintain liquidity, and to assist in managing the interest rate sensitivity of our balance sheet. Individual investment decisions are made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with investment policy and asset/liability management objectives.

        Pursuant to FASB guidance on investments in debt and equity securities, our securities are classified as available for sale, held to maturity, or trading, depending on our intent with regard to the investment at the time of acquisition. At December 31, 2010, $723.6 million or 82.6% of the portfolio, was classified as available for sale and $152.7 million or 17.4% of the portfolio was classified as held to maturity. At December 31, 2010, the net unrealized loss on securities classified as available for sale was $3.2 million, before tax effect. We do not currently maintain a trading portfolio of securities. At December 31, 2010, we did not hold securities of any issuers, as defined in Section 2(a)(4) of the Securities Act, excluding those securities issued by government-sponsored enterprises, in which the aggregate book value of such securities exceeded 10% of our equity.

        Government-Sponsored Enterprises.    The largest segment of our investment portfolio is comprised of debt securities issued by the government-sponsored enterprises. While these debt securities provide somewhat lower yields compared to other investments in our portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and other public funds. At December 31, 2010, our government-sponsored enterprise securities portfolio had an average maturity of 8.10 years and totaled $491.3 million, or 56.0% of Danversbank's total investment portfolio.

        Residential Mortgage-Backed Securities.    At December 31, 2010, our portfolio of residential mortgage-backed securities totaled $333.2 million, or 38.0% of the investment portfolio on that date, and consisted exclusively of pass-through securities that are directly insured or guaranteed by the Federal National Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association. Danversbank uses mortgage-backed securities as a source of liquidity and to supplement its lending activities. These securities are backed by pools of residential mortgages that have loans with interest rates that are within a set range and have varying maturities. These securities are frequently referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages and the prepayment risk are passed on to the certificate holder. The life of the pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and the fact that the underlying borrowers have the right to prepay their mortgage with or without penalty at any time. In our purchase of mortgage-backed obligations, we have targeted instruments with five to twelve year weighted average lives, with expected average life extensions up to a maximum of fifteen years in a rising rate environment. At December 31, 2010, our residential mortgage-backed securities portfolio had an average maturity of 22.95 years. The objective of this strategy has been to limit the potential interest rate risk due to extension of this portfolio in a rising rate environment. None of our mortgage-backed securities have sub-prime residential mortgage or home equity loans as part of their underlying loan pools.

        Municipal Obligations.    In recent periods, Danversbank has increased the amount of its investment in municipal bonds due to the tax advantages they provide. At December 31, 2010, our portfolio of municipal obligations totaled $50.8 million, or 5.8% of the portfolio at that date. Our policy requires that purchases of municipal obligations be restricted to those obligations that are rated "B" or better by a nationally recognized rating agency, are bank qualified and mature in seventeen years or less. At December 31, 2010, all investments in municipal obligations met these criteria and all of our holdings were privately insured.

        Federal Home Loan Bank Stock.    As a member of the FHLBB, the Bank is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. In December 2008, as part of a capital restoration initiative, the FHLBB established a moratorium on the repurchase of excess stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis on the FHLB stock. As of December 31, 2010 and 2009, no impairment has been recognized. At its discretion, the FHLB may declare dividends on the stock. On February 26, 2009, the FHLBB suspended dividends starting with the first quarter of 2009. On February 22, 2011, the FHLBB's Board of Directors reinstated a dividend equal to an annual yield of 0.30 percent, which is the approximate daily average three-month LIBOR yield for the fourth quarter of 2010 that was paid on March 2, 2011.

        The following table sets forth certain information regarding the amortized cost and market values of securities at the dates indicated:

	December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for sale
Debt securities:
U.S. Government	$—	$—	$15,488	$15,480	$2,007	$2,018
Federal Home Loan Mortgage Corporation	—	—	6,038	6,012	1,147	1,148
Other government-sponsored enterprises	406,827	402,620	172,706	172,121	216,369	220,623
Mortgage-backed	265,509	269,356	254,644	261,577	245,089	247,990
Municipal bonds	53,576	50,757	24,125	24,364	19,179	18,816
Other bonds	250	250	250	250	250	250

Total debt securities	726,162	722,983	473,251	479,804	484,041	490,845
Marketable equity securities:
Warrants	—	—	779	692	—	—
Mutual funds	612	627	602	599	—	—
Other equities	—	—	5	5	—	—

Total securities available for sale	$726,774	$723,610	$474,637	$481,100	$484,041	$490,845

Held to maturity
Debt securities:
Federal Home Loan Mortgage Corporation	$—	$—	$1,698	$1,687	$—	$—
Other government-sponsored enterprises	88,639	85,977	51,815	50,950	—	—
Mortgage-backed	63,892	64,250	47,968	47,360	—	—
Subordinated note	—	—	9,251	8,500	—	—
Other bonds	200	200	200	200	—	—

Total debt securities	$152,731	$150,427	$110,932	$108,697	$—	$—

        The tables below set forth certain information regarding the amortized cost, weighted average yields and contractual maturities of our available for sale and held to maturity debt securities portfolio at December 31, 2010. In the case of residential mortgage-backed securities, the tables show the securities by their contractual maturities, however there are scheduled principal payments for these securities and there will also be unscheduled prepayments prior to their contractual maturity. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
Debt Securities Available for Sale
Government-sponsored enterprises	$8,250	0.97%	$166,087	1.63%	$171,245	3.33%	$61,245	4.34%	$406,827	$402,620	2.74%
Mortgage-backed	—	—	3,450	3.58	397	4.86	261,662	3.88	265,509	269,356	3.88
Municipal bonds	—	—	—	—	4,106	3.72	49,470	4.13	53,576	50,757	4.10
Other bonds	—	—	250	2.38	—	—	—	—	250	250	2.38

Total Debt Securities Available for Sale	$8,250	0.97%	$169,787	1.67%	$175,748	3.34%	$372,377	3.99%	$726,162	$722,983	3.26%

(1)
Weighted average yield is based on par and does not account for amortization and accretion.

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
Debt Securities Held to Maturity
Government-sponsored enterprises	—	0.00%	3,000	2.65%	26,653	3.20%	58,986	3.96%	88,639	85,977	3.69%
Mortgage-backed	—	—	—	—	—	—	63,892	4.08	63,892	64,250	4.08
Subordinated note	—	—	—	—	—	—	—	—	—	—	—
Other bonds	—	—	200	1.75	—	—	—	—	200	200	1.75

Total Debt Securities Held to Maturity	$—	—%	$3,200	2.59%	$26,653	3.20%	$122,878	4.02%	$152,731	$150,427	3.85%

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

        The maturities of term certificates range from one month to five years. In order to attract deposit and loan business, we offer a variety of commercial business products to small businesses operating within our primary market area. Among local community banks, we are one of the early adopters of a remote deposit capture product, SnapdepositSM, which enables our business customers to process deposits and checks electronically from their locations. We accept deposits from customers within our market area based primarily on posted rates but from time to time negotiate the rate on these instruments commensurate with the size of the deposit. We also generate term certificates through the use of brokers and internet-based network deposits. There were no brokered and network deposits at December 31, 2010 and 2009.

        We rely primarily on competitive pricing of our deposit products, customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates, rates offered by financial service competitors, the availability of other investment alternatives, and general economic conditions significantly affect our ability to attract and retain deposit balances.

        The Company does have one significant deposit customer with primarily transaction accounts. At December 31, 2010 and 2009, these transaction account balances in aggregate amounted to $135.4 million and $133.3 million, respectively, and are included in deposits.

        The following table sets forth certain information relative to the composition of our deposit accounts and the weighted average interest rate on each category of deposits at the dates indicated:

	December 31,
	2010			2009			2008
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$246,973	11.76%	—%	$224,776	12.73%	—%	$123,414	11.04%	—%
Interest-bearing transaction accounts:
Savings and NOW accounts	449,036	21.38	1.18	376,975	21.35	1.39	176,365	15.77	1.31
Money market accounts	837,647	39.89	1.03	621,683	35.21	1.42 (1)	440,931	39.43	2.69

Total transaction accounts	1,286,683	61.27	1.08	998,658	56.56	1.41	617,296	55.20	2.30
Term certificates	566,370	26.97	1.77	542,369	30.71	2.18	377,573	33.76	3.37

Total deposits	$2,100,026	100.00%	1.14%	$1,765,803	100.00%	1.47%	$1,118,283	100.00%	2.41%

        The following table sets forth our term certificates classified by interest rate as of the dates indicated:

	December 31,
	2010	2009	2008
	(In thousands)
Certificates of Deposit by Interest Rate:
Less than 2.01%	$373,519	$270,984	$14,415
2.01% through 3.00%	175,259	208,251	111,058
3.01% through 4.00%	14,638	57,769	223,756
4.01% through 5.00%	2,141	3,889	25,620
5.01% through 6.00%	813	1,476	2,706
Over 6.00%	—	—	18

Total	$566,370	$542,369	$377,573

        The following table sets forth the amount by rate and maturities of term certificates at December 31, 2010:

	Maturing During the Years Ending December 31,
Interest Rate	2011	2012	2013	2014	Thereafter	Total
	(In thousands)
Less than 2.01%	$322,082	$39,689	$11,533	$74	$141	$373,519
2.01% through 3.00%	65,693	21,277	75,329	1,060	11,900	175,259
3.01% through 4.00%	4,657	3,202	3,269	1,111	2,399	14,638
4.01% through 5.00%	740	1,060	341	—	—	2,141
5.01% through 6.00%	685	128	—	—	—	813
Over 6.00%	—	—	—	—	—	—

Total	$393,857	$65,356	$90,472	$2,245	$14,440	$566,370

        As of December 31, 2010, the aggregate amount of outstanding term certificates in amounts greater than or equal to $100,000 was $344.2 million and the following table sets forth the maturity of those certificates:

Amount
(In thousands)
Three months or less	$78,937
Over three months through six months	62,451
Over six months through one year	96,046
Over one year	106,731

$344,165

        Borrowings.    Danversbank utilizes short-term and long-term advances from the FHLBB and FRB as an alternative to retail deposits to fund its operations as part of its operating strategy. FHLBB advances are secured primarily by certain residential mortgage loans and investment securities and secondarily by our investment in capital stock of the FHLB. Advances are made pursuant to several FHLBB credit programs, each of which has its own terms, interest rates and range of maturities. The maximum amount that the FHLBB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2010, we had outstanding $364.8 million in FHLBB advances and had the ability to borrow up to a total of $535.2 million based on available and pledged collateral. FRB advances are secured by municipal bond investment securities. Advances are made pursuant to several FRB credit programs, each of which has its own terms, interest rates and range of maturities. The maximum amount that the FRB will advance fluctuates from time to time in accordance with the policies of the Federal Reserve Bank. At December 31, 2010, we had outstanding $1.0 million in FRB advances and had the ability to borrow up to a total of $65.0 million based on available and pledged collateral.

        Of the $364.8 million in advances outstanding at December 31, 2010, $175.8 million, bearing a weighted average interest rate of 4.18%, are callable by the FHLBB at various intervals in their respective contracts. In the event that the FHLBB calls some of these advances, we will evaluate our liquidity and interest rate sensitivity position at that time and determine whether to replace the called advances with new borrowings.

        In addition to FHLBB advances, Danversbank's borrowings include securities sold under agreements to repurchase, or repurchase agreements. Repurchase agreements are contracts for the sale of securities owned by Danversbank, in this case to large commercial deposit customers, with an agreement to repurchase those securities at an agreed upon price and date. Danversbank uses repurchase agreements as a means of offering some of its commercial deposit customers a commercial sweep checking product. The collateral for these repurchase agreements comes from Danversbank's portfolio of government-sponsored enterprises obligations and all of the contracts and related borrowings are overnight. At December 31, 2010, we had outstanding $45.3 million in overnight repurchase agreements with certain commercial deposit customers.

        The following table sets forth certain information concerning balances and interest rates on our borrowings at the dates and for the periods indicated:

	At or For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Short-term borrowings:
Balance at end of period:
Federal Home Loan Bank advances	$168,000	$120,000	$139,000
Federal Reserve Bank—Discount Window	1,000	—	—
Federal Reserve—TAF	—	—	—
Repurchase agreements	45,330	52,829	29,276

Total short-term borrowings	$214,330	$172,829	$168,276

Average balance during the period:
Federal Home Loan Bank advances	$19,564	$47,670	$15,503
Federal Reserve Bank—Discount Window	3	—	—
Federal Reserve—TAF	—	15,014	—
Repurchase agreements	41,054	35,468	30,906

Total short-term borrowings	$60,621	$98,152	$46,409

Maximum outstanding at any month period:
Federal Home Loan Bank advances	$168,000	$120,000	$139,000
Federal Reserve Bank—Discount Window	3	—	—
Federal Reserve—TAF	—	65,000	—
Repurchase agreements	57,301	52,829	47,419
Weighted average interest rate at end of period:
Federal Home Loan Bank advances	0.28%	0.20%	0.07%
Federal Reserve Bank—Discount Window	0.75%	0.00%	0.00%
Federal Reserve—TAF	0.00%	0.00%	0.00%
Repurchase agreements	0.27%	0.45%	1.07%
Total short-term borrowings	0.28%	0.28%	0.27%
Average interest rate during period:
Federal Home Loan Bank advances	0.38%	0.33%	1.17%
Federal Reserve Bank—Discount Window	0.00%	0.00%	0.00%
Federal Reserve—TAF	0.00%	0.25%	0.00%
Repurchase agreements	0.42%	0.50%	1.27%
Total short-term borrowings	0.40%	0.38%	1.23%
Long-term debt:
Balance at end of period	$196,778	$218,475	$163,022
Average balance during the period	209,597	171,401	158,102
Maximum outstanding at any month period	$216,355	219,857	164,505
Weighted average interest rate at end of period	4.06%	4.13%	4.39%
Average interest rate during period	3.46%	4.27%	4.51%
Subordinated debt:
Balance at end of period	$29,965	$29,965	$29,965
Average balance during the period	29,965	29,965	29,965
Maximum outstanding at any month period	29,965	29,965	29,965
Weighted average interest rate at end of period	6.38%	6.36%	7.17%
Average interest rate during period	6.21%	6.56%	7.68%

Employees

        As of December 31, 2010, the Company has 331 full time and 72 part-time employees. Employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

        One Conant Capital LLC.    One Conant Capital LLC is a limited liability company formed in 2006 under the Massachusetts Limited Liability Company Act, as amended. The establishment and purpose of the LLC as an operating subsidiary of Danversbank, pursuant to Massachusetts law, is to originate and hold loans secured by real estate, to originate and hold commercial and industrial loans, and to engage in any other activity in which Danversbank itself may engage. One Conant Capital LLC had aggregate loan balances of $57.2 million at December 31, 2010.

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

Regulation and Supervision

        General.    The Company is a Delaware corporation and a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company has one bank subsidiary, Danversbank, which is a Massachusetts-chartered stock savings bank. The Company and Danversbank are subject to specific requirements and restrictions and general regulatory oversight and policies. State and federal banking laws have as their principal objective the safety and soundness of depository institutions, the federal deposit insurance system, and the protection of depositors, rather than the protection of stockholders of a bank or its parent company. Compliance with these complex regulations and the Company's disclosure and financial reporting obligations requires significant investments of time and money and could adversely affect the Company's and Danversbank's profitability and restrict its ability to enter into new lines of business. Further, the regulations imposed by one jurisdiction may be inconsistent with the regulations imposed by another, and these differences may be difficult or costly to address. The regulatory environment of the Company and Danversbank is frequently altered by the enactment of new statutes and the adoption of new regulations as well as by revisions to, and evolving interpretations of, existing regulations. Any change in these statutory or regulatory requirements and policies could have a material adverse impact on the Company, Danversbank and their operations. See "Risk Factors—We Operate in a Highly Regulated Environment That is Subject to Future Change" on page 49.

        The Company has not elected financial holding company status under the BHCA and, accordingly, may not engage in certain financial activities, such as merchant banking, that are authorized under the BHCA only for financial holding companies.

        Danversbank's deposits are insured up to applicable limits by the FDIC's DIF and by the DIF for amounts in excess of the FDIC insurance limits. The Dodd-Frank Act permanently raises the standard maximum deposit insurance amount to $250,000, retroactive to January 1, 2008, and provides unlimited deposit insurance coverage for qualifying transaction accounts through December 31, 2012, without any need for institutions to opt in or out.

        Danversbank is subject to regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC. Danversbank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. Additionally, the Federal Reserve may directly examine the subsidiaries of the Company, including Danversbank. Regulation and supervision by federal and state banking agencies establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and borrowers and, for purposes of the FDIC, the protection of the DIF. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Danversbank is a member of the FHLBB.

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

        Regulatory Reform.    On July 21, 2010, the President signed the Dodd-Frank Act into law. The Dodd-Frank Act comprehensively reforms the regulation of financial institutions, products and services. Many of the provisions of the Dodd-Frank Act noted in this section are also discussed in other sections below. Furthermore, many of the provisions of the Dodd-Frank Act require studies or rulemaking by federal agencies, a process which will take months and years to fully implement. The Dodd-Frank Act calls fro over 200 rulemakings by various federal agencies.

        Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities issued before May 19, 2010 are grandfathered for banking entities with less than $15 billion of assets, such as the Company. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. The Dodd-Frank Act authorizes the Federal Reserve to regulate interchange fees for debit card transactions and establishes new minimum mortgage underwriting standards for residential mortgages. Further, the Dodd-Frank Act generally bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. The Dodd-Frank Act empowers the newly established Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and to recommend new or heightened standards and safeguards for financial institutions engaging in such activities.

        Further, the Dodd-Frank Act establishes the Office of Financial Research which has the power to require reports from financial services companies such as the Company. The Dodd-Frank Act also establishes the Consumer Financial Protection Bureau ("CFPB") as an independent bureau of the Federal Reserve. The CFPB has the exclusive authority to prescribe rules implementing numerous laws governing the provision of consumer financial products and services, which in the case of Danversbank will be enforced by the FDIC.

        The Dodd-Frank Act also contains numerous provisions relating to securities laws and corporate governance. Under the Dodd-Frank Act the SEC has adopted rules granting proxy access for shareholder nominees, and grants shareholders a non-binding vote on executive compensation and "golden parachute" payments. Pursuant to modifications of the proxy rules under the Dodd-Frank Act, the Company will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities. The Dodd-Frank Act also requires that stock exchanges change their listing rules to require that each member of a listed company's compensation committee be independent and be granted the authority and funding to retain independent advisors and to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements. The SEC has approved the proposed regulations which prohibit incentive-based compensation arrangements that encourage inappropriate risk. The proposed regulations are still subject to approval by all other agencies listed in the release.

Capital Requirements for Banks and Bank Holding Companies.

        The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth, or for other supervisory reasons. The regulatory agencies have significant flexibility to require higher levels of capital above the minimum levels.

        The Federal Reserve's risk-based guidelines define a three-tier capital framework. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders' equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and, in the case of the latter, to specific limitations on the kind and amount of such securities which may be included as Tier 1 capital and certain additional restrictions described below; and as discussed below, the Dodd-Frank Act calls for trust preferred securities to be phased out of Tier 1 capital treatment), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock and trust preferred securities, to the extent it is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions, such as investments in unconsolidated banking or finance subsidiaries, represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. The Company exceeded these requirements as of December 31, 2010.

        Pursuant to Section 171 of the Dodd-Frank Act (more commonly known as the "Collins Amendment"), the capital requirements generally applicable to insured depository institutions will serve as a floor for any capital requirements the Federal Reserve may establish for the Company as a bank holding company. As a result, hybrid securities, including trust preferred securities, issued on or after May 19, 2010 are not eligible to be included in Tier 1 capital and instead may be included only in Tier 2 capital. The Company has not issued any trust preferred securities since May 19, 2010. However, as the Company had total consolidated assets of less than $15 billion as of December 31, 2009, its hybrid securities, including its trust preferred securities, issued before May 19, 2010 will remain eligible to be included in Tier 1 capital to the same extent as before the enactment of the Collins Amendment. The Collins Amendment also specifies that the Federal Reserve may not establish risk-based capital requirements for bank holding companies that are quantitatively lower than the risk-based capital requirements in effect for insured depository institutions as of July 21, 2010.

        In addition to the risk-based capital requirements, the Federal Reserve requires top-rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies (including the Company), the minimum leverage ratio is 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. The Company exceeded this requirement as of December 31, 2010.

        Pursuant to the Collins Amendment, as with the risk-based capital requirements discussed above, the leverage capital requirements generally applicable to insured depository institutions will serve as a floor for any leverage capital requirements the Federal Reserve may establish for bank holding companies, such as the Company. The Collins Amendment also specifies that the Federal Reserve may not establish leverage capital requirements for bank holding companies that are quantitatively lower than the leverage capital requirements in effect for insured depository institutions as of July 21, 2010.

        The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like Danversbank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve regarding bank holding companies, as described above. Moreover, the FDIC has promulgated corresponding regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act ("FDIA"). Under the regulations, a bank is "well capitalized"

if it has: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier 1 risk-based capital ratio of 6.0% or greater; (3) a leverage ratio of 5.0% or greater; and (4) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is "adequately capitalized" if it has: (1) a total risk-based capital ratio of 8.0% or greater; (2) a Tier 1 risk-based capital ratio of 4.0% or greater; and (3) a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a "well capitalized bank."

        Regulators also must take into consideration: (1) concentrations of credit risk; (2) interest rate risk; and (3) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. Danversbank is currently considered well-capitalized under all regulatory definitions.

        Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is "undercapitalized"), becomes subject to the prompt corrective action provisions of Section 38 of FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that the FDIC monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution's assets and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is "critically undercapitalized" (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.

        The Company has not elected, and does not expect to elect, to calculate its risk-based capital requirements under the Internal-Ratings Based and Advanced Measurement Approaches (commonly referred to as the "advanced approaches" or "Basel II") proposed by the Basel Committee on Banking Supervision (the "Basel Committee"), as implemented in the U.S. by the federal banking agencies. In connection with Basel II, the federal banking agencies also issued, in 2008, a joint notice of proposed rulemaking that sought comment on implementation in the United States of certain aspects of the "standardized approach" of the international Basel II Accord (the "Standardized Approach Proposal"). However, the federal banking agencies have delayed finalizing the Standardized Approach Proposal until they can determine how best to eliminate its reliance on credit ratings, as required by Section 939A of the Dodd-Frank Act. Regardless, the Company does not currently expect to calculate its capital ratios in accordance with the Standardized Approach Proposal.

        In response to the recent financial crisis, the Basel Committee released additional recommended revisions to existing capital rules throughout the world. These proposed revisions are intended to protect financial stability and promote sustainable economic growth by setting out higher and better capital requirements, better risk coverage, the introduction of a global leverage ratio, measures to promote the build up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards (collectively, "Basel III"). The Federal Reserve has not yet adopted Basel III, and there remains considerable uncertainty regarding the timing for adoption and implementation of Basel III in the United States. If and when the Federal Reserve does implement Basel III, it may be with some modifications or adjustments. Accordingly, the Company is not yet in a position to determine the effect of Basel III on its capital requirements.

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

        Investment Activities.    In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank's deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in equity securities of Massachusetts corporations or companies with substantial employment in Massachusetts, which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth. However, these powers are constrained by federal law. See "Business—Regulation and Supervision—Federal Bank Regulation—Investment Activities" on page 32 for federal restrictions on equity investments.

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

        Depositors Insurance Fund.    Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage, unless the deposits of a savings bank represent too large a portion of the total deposits insured by the Depositors Insurance Fund. Danversbank is a member of the Depositors Insurance Fund. The Depositors Insurance Fund is authorized to charge savings banks an annual assessment based on a savings bank's deposit balances in excess of amounts insured by the FDIC. The Depositors Insurance Fund is not affiliated with the Deposit Insurance Fund operated by the FDIC.

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

        Interstate Banking and Branching.    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Interstate Banking Act, and the Dodd-Frank Act permit well capitalized and well managed bank holding companies or banks to acquire banks in any state subject to specified concentration limits and other conditions. The Dodd-Frank Act authorizes a state-chartered bank, such as Danversbank, to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.

        Transaction with Affiliates..    Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and their implementing Regulation W. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are generally affiliates of the bank. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. Sections 23A and 23B of the Federal Reserve Act and Regulation W (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10.0% of such institution's capital stock and retained earnings, and contain an aggregate limit on "covered transactions" with all affiliates to an amount equal to 20.0% of such institution's capital stock and retained earnings and (ii) require that all affiliated transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

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

        The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Danversbank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders") of the Company and Danversbank, as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans Danversbank may make to insiders based, in part, on Danversbank's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited by specific categories. Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders be on market terms, and if the transaction represents more than 10% of the capital and surplus of the bank, be approved by a majority of the disinterested directors of the bank. Danversbank must also comply with Massachusetts banking laws regarding loans to insiders. See "Business—Regulation and Supervision—Massachusetts Bank Regulation—Loans to a Bank's Insiders" on page 31.

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

        FDIC Insurance Premiums.    In February 2011, the FDIC adopted a final rule making certain changes to the deposit insurance assessment system, many of which were made as a result of provisions of the Dodd-Frank Act. The final rule also revises the assessment rate schedule effective April 1, 2011, and adopts additional rate schedules that will go into effect when the DIF reserve ratio reaches various milestones. The final rule changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the rule suspends FDIC dividend payments if the DIF reserve ratio exceeds 1.5 percent but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. Danversbank is unable to predict the effect of the changes to the calculation of its deposit insurance assessment, but expects that its aggregate FDIC-deposit insurance premium payable June 30, 2011 will be higher than its December 31, 2010 payment.

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

That assessment base is adjusted quarterly with an estimated 5 percent annual growth in the assessment base through the end of 2012. The prepaid assessment rate for the fourth quarter of 2009 and for 2010 was based on Danversbank's base assessment rate for the third quarter of 2009, adjusted as if the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter. Further, the prepaid assessment rate for 2011 and 2012 is equal to the adjusted third quarter 2009 total base assessment rate plus 3 basis points. As of December 31, 2009, and each quarter thereafter, Danversbank recorded and will record an expense for its regular quarterly assessment for the quarter and a corresponding credit to the prepaid assessment subject to quarterly adjustments. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over the next three years. However, should the prepaid assessment not be exhausted after collection of the amount due on June 30, 2013, the remaining amount of the prepayment will be returned to Danversbank. The timing of any refund of the prepaid assessment will not be affected by the change in the deposit insurance assessment calculation discussed above.

        In 2008, the level of FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per depositor and this level of insurance was made permanent under the Dodd-Frank Act. Additionally, the Dodd-Frank Act provides temporary unlimited deposit insurance coverage for noninterest-bearing transactions accounts beginning December 31, 2010, and ending December 31, 2012. This replaced the FDIC's Transaction Account Guarantee Program, which expired on December 31, 2010.

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

        Further, as noted above, the Dodd-Frank Act established the CFPB, which has responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC will enforce CFPB rules with respect to Danversbank.

        Interchange Fees.    Pursuant to the Dodd-Frank Act, the Federal Reserve has issued a proposed rule governing the interchange fees charged on debit cards. The proposed rule would cap the fee a bank could charge on a debit card transaction and shifts such interchange fees from a percentage of the transaction amount to a per transaction fee. Although the proposed rule does not directly apply to institutions with less than $10 billion in assets, market forces may result in debit card issuers of all sizes adopting fees that comply with this rule. If adopted by Danversbank, the proposed rule would result in a significant decrease in the fee income Danversbank earns from debit cards.

        Mortgage Reform.    The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower's ability to repay such mortgage loan. The Dodd-Frank Act also allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages.

        Anti-Money Laundering Laws.    Under the Bank Secrecy Act ("BSA"), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "PATRIOT Act"), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as Danversbank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or affect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target.

        OFAC.    The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the Treasury Office of Foreign Assets Control ("OFAC"), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for Danversbank.

Other Regulations

        Interest and other charges collected or contracted for by Danversbank are subject to state usury laws and federal laws concerning interest rates. Danversbank's loan operations are also subject to state and federal laws applicable to credit transactions, including, but not limited to the following:

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

  •
  Electronic Fund Transfer Act and Regulation E promulgated thereunder, as well as Chapter 167B of the General Laws of Massachusetts, which govern deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;

  •
  Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check;

  •
  General Laws of Massachusetts, Chapter 167D, which governs Danversbank's deposit powers; and

  •
  Restrictions on brokered deposits pursuant to Section 29 of the FDIA and FDIC regulations for institutions that are less than well capitalized. Depository institutions, other than those in the lowest risk category, that have brokered deposits in excess of 10% of total deposits will be subject to increased FDIC deposit insurance premium assessments. As noted above in "Federal Bank Regulation—FDIC Insurance Premiums" the level of an institution's brokered deposits may affect its deposit insurance premium rate.

Federal Reserve System

        Federal Reserve regulations require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). Federal Reserve regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating between $10.7 million and $58.8 million (which may be adjusted by the Federal Reserve) the reserve requirement is 3.0%; and for amounts greater than $58.8 million, the reserve requirement is $1,443,000 plus 10.0% (which may be adjusted by the Federal Reserve between 8.0% and 14.0%), of the amount in excess of $58.8 million. The first $10.7 million of otherwise reservable balances (which may be adjusted by the Federal Reserve) are exempted from the reserve requirements. Danversbank is in compliance with these requirements.

Federal Home Loan Bank System

        Danversbank is a member of the FHLBB. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB. Danversbank is required to acquire and hold shares of capital stock in the FHLBB. Danversbank was in compliance with this requirement with an investment in stock of the FHLBB at December 31, 2010.

        The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Recent legislation has changed the structure of the Federal Home Loan Banks' funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the FHLBB stock held by Danversbank. On February 26, 2009, due to deterioration in its financial condition, the FHLBB placed a moratorium on redemption of stock in excess of required levels of ownership and suspended payment of quarterly dividends on its stock. As of December 31, 2010, the redemption moratorium had not been lifted. On February 22, 2011, the FHLBB's Board of Directors reinstated a dividend equal to an annual yield of 0.30 percent, which is the approximate daily average three-month LIBOR yield for the fourth quarter of 2010 that was paid on March 2, 2011. See "Business—Investment Activity—Federal Home Loan Bank Stock" on page 20.

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

        The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. Under the Dodd-Frank Act, the Company is required to serve as a source of financial strength for Danversbank in the event Danversbank enters a state of financial distress. This provision codifies the longstanding policy of the Federal Reserve. The federal banking agencies must still issue regulations to implement the source of strength provisions of the Dodd-Frank Act. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

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

        Federal Securities Laws.    Our common stock is registered with the Securities and Exchange Commission (the "SEC") under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

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

        The Company's Internet address is www.danversbank.com. The Company makes available on or through its Internet website, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. Information on our website is not incorporated by reference into this document and should not be considered part of this Report.

Item 1A.    RISK FACTORS

        Our operations involve various risks that could have adverse consequences, including those described below. You should refer to our discussion of the qualifications and limitations on forward-looking statements on page 3.

Risks Related to the Merger With People's United

Failure to Complete the Merger Could Negatively Impact the Stock Prices and Future Business and Financial Results of Danvers.

        If the merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks, including the following:

  •
  we may be required, under certain circumstances, to pay People's United a termination fee of $19,725,000 under the merger agreement;

  •
  we will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;

  •
  under the merger agreement, we are subject to certain restrictions on the conduct of its business prior to completing the merger which may adversely affect its ability to execute certain of its business strategies; and

  •
  matters relating to the merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us as independent company, as the case may be.

        In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against People's United or Danvers to perform their respective obligations under the merger agreement. If the merger is not completed, we cannot assure you that the risks described above will not materialize and will not materially affect our business, financial results and stock price.

The Merger Agreement May Be Terminated in Accordance With Its Terms and the Merger May Not Be Completed.

        The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: adoption of the merger agreement by our stockholders, regulatory approvals, absence of orders prohibiting the completion of the merger, effectiveness of the registration statement of which this proxy statement/prospectus is a part, the continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels.

        In addition, we may choose to terminate the merger agreement if the average closing price of People's United common stock during the five trading day period ending on the trading day immediately preceding the date of receipt of all required regulatory approvals is less than $11.33 and People's United common stock underperforms a specified peer-group index by more than 20%. Any such termination would be subject to the right of People's United to increase the amount of People's United common stock to be provided to our stockholders pursuant to the formula prescribed in the merger agreement.

Lawsuits Challenging the Merger Have Been Filed Against Danvers, the Danvers Board of Directors and People's United, and an Adverse Judgment in Such Lawsuits or Any Future Similar Lawsuits May Prevent the Merger from Becoming Effective or from Becoming Effective Within the Expected Timeframe.

        Danvers, the Danvers board of directors and People's United are named as defendants in three purported class action lawsuits, two in the Court of Chancery in the State of Delaware and one in the Superior Court of the Commonwealth of Massachusetts, challenging the proposed merger and seeking, among other things, to enjoin the defendants from completing the merger on the agreed-upon terms and rescission of the merger to the extent it has been completed.

        One of the conditions to the closing of the merger is that no order, injunction or decree or other order (whether temporary or permanent) that prohibits the completion of the merger be in effect. If any plaintiff were successful in obtaining an injunction prohibiting the Danvers or People's United defendants from completing the merger on the agreed upon terms, then such injunction may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

The Merger Agreement Limits Our Ability to Pursue Alternatives to the Merger.

        The merger agreement contains provisions that make it more difficult for us to sell our business to a party other than People's United. These provisions include a general prohibition on our solicitation of any acquisition proposal or offer for a competing transaction, the requirement that we pay a termination fee of $19,725,000 if the merger agreement is terminated in specified circumstances and the requirement that we submit the adoption of the merger agreement to a vote of our stockholders even if our board of directors changes its recommendation in favor of the approval of the merger agreement in a manner adverse to People's United.

        These provisions might discourage a third party that might have an interest in acquiring all or a significant part of Danvers from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than the current proposed merger consideration. Furthermore, a potential competing acquiror may propose to pay a lower per share price to our stockholders than it might otherwise have proposed to pay because of our obligation, in connection with termination of the merger agreement under certain circumstances, to pay People's United a $19,725,000 termination fee.

Our Directors and Executive Officers Have Financial Interests in the Merger That May Be Different From, or in Addition to, the Interests of Our Stockholders.

        In considering the information contained in this proxy statement/prospectus, you should be aware that our executive officers and directors have financial interests in the merger that are different from, or in addition to, the interests of our stockholders generally. These interests include the vesting in full of outstanding our equity compensation awards and rights to continued indemnification and insurance coverage by People's United after the merger for acts or omissions occurring before the merger.

Danvers Stockholders Will Have a Reduced Ownership and Voting Interest After the Merger and Will Exercise Less Influence Over Management of the Combined Organization.

        Our stockholders currently have the right to vote in the election of the Board of Directors and on other matters affecting us. Upon the completion of the merger, each Danvers stockholder that receives shares of People's United common stock will become a stockholder of People's United with a percentage ownership of the combined organization that is much smaller than the stockholder's percentage ownership of Danvers. Because of this, Danvers' stockholders will have significantly less influence on the management and policies of People's United than they now have on the management and policies of Danvers.

The Shares of People's United Common Stock to be Received by Danvers Stockholders as a Result of the Merger Will Have Different Rights from Shares of Our Common Stock.

        Following completion of the merger, our stockholders will no longer be stockholders of Danvers. Our stockholders who receive shares of People's United in the merger will instead be stockholders of People's United. There will be important differences between your current rights as a Danvers stockholder and the rights to which you will be entitled as a People's United stockholder.

Risks Related to Our Business

Our Commercial Real Estate and C&I Loans May Expose Us to Increased Credit Risks, and These Risks Will Increase if We Succeed in Increasing These Types of Loans.

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

We May Incur Significant Losses as a Result of Ineffective Risk Management Processes and Strategies.

        We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes. Market conditions over the last several years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk.

A Decline in Local Real Estate Values Could Reduce Our Profits.

        A large segment of our real estate loans are secured by real estate in Essex and Middlesex Counties. As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which would reduce our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses, which would reduce our profits. A future decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. In addition, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy may also have a negative effect on the ability of many of our borrowers to make timely repayments on their loans, which would have an adverse impact on our earnings. For a discussion of our market area, see "Business—Market Area and Competition" on page 6.

The Market Price and Trading Volume of Our Common Stock May be Volatile.

        The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

  •
  quarterly variations in our operating results or the quality of our assets;

  •
  operating results that vary from the expectations of management, securities analysts and investors;

  •
  changes in expectations as to our future financial performance;

  •
  announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by us or our competitors;

  •
  the operating and securities price performance of other companies that investors believe are comparable to us;

  •
  our past and future dividend practices;

  •
  future sales of our equity or equity-related securities; and

  •
  changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility.

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

Prepayments of Loans May Negatively Impact Our Banking Business.

        Generally, our customers may prepay the principal amount of their outstanding loans at any time. The speed at which such prepayments occur, as well as the size of such prepayments, are within our customers' discretion. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A significant reduction in interest income could have a negative impact on our results of operations and financial condition.

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

Strong Competition Within Our Market Area May Limit Our Growth and Profitability.

        We face significant competition both in attracting deposits and in the origination of loans. See "Business—Market Area and Competition" on page 6. Savings banks, credit unions, co-operative banks, savings and loan associations and commercial banks operating in our primary market area have historically provided most of our competition for deposits. In addition, and particularly in times of high interest rates, we face additional and significant competition for funds from money-market mutual funds and issuers of corporate and government securities. Competition for the origination of real estate and other loans comes from other thrift institutions, commercial banks, insurance companies, finance companies, other institutional lenders and mortgage companies. Many of our competitors have substantially greater financial and other resources than we have as a community bank. Finally, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than savings banks and as a result, they may enjoy a competitive advantage over us. This advantage places significant competitive pressure on the prices of our loans and deposits.

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

Our Financial Statements are Based in Part on Assumptions and Estimates, Which, if Wrong, Could Cause Unexpected Losses in the Future.

        Pursuant to U.S. GAAP, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses.

Changes in Accounting Standards Can be Difficult to Predict and Can Materially Impact How we Record and Report our Financial Condition and Results of Operations.

        Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations. For example, the FASB's current financial instruments project could, among other things, significantly change the way loan loss provisions are determined from an incurred loss model to an expected loss model, and may also result in most financial instruments being required to be reported at fair value.

We are a Holding Company and Depend on Danversbank for Dividends, Distributions and Other Payments.

        We are a separate and distinct legal entity from Danversbank and depend on dividends, distributions and other payments from Danversbank to fund dividend payments on our stock and to fund all payments on our other obligations. Danversbank is subject to laws that authorize regulatory bodies to block or reduce the payment of cash dividends or other distributions from it to us. Regulatory action of that kind could impede access to funds we need to make payments on our obligations or dividend payments. Additionally, if Danversbank's earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our stockholders.

Our Stockholders May Not Receive Dividends on the Common Stock.

        Holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our board of directors may reduce or eliminate our common stock dividend in the future. Further, the Federal Reserve has issued guidelines for evaluating proposals by large bank holding companies to increase dividends or repurchase or redeem shares, which includes a requirement for such firms to develop a capital distribution plan. The Federal Reserve has indicated that it is considering expanding these requirements to cover all bank holding companies, which may in the future restrict our ability to pay dividends. A reduction or elimination of dividends could adversely affect the market price of our common stock.

We Operate in a Highly Regulated Environment That Is Subject to Future Change.

        We are subject to extensive regulation, supervision and examination, and the laws, regulations and policies to which we are subject may change at any time. See "Business—Regulation and Supervision" on page 27. This regulation and supervision limits the activities in which we may engage. Any change in the laws or regulations applicable to us, or in banking regulators' supervisory policies or examination procedures, particularly any changes relating to commercial real estate lending, C&I lending or other key components of our business, whether by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve, other state or federal regulators, the United States Congress or the Massachusetts legislature, or our failure to comply with any of these laws or regulations, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        We are subject to regulations promulgated by the Massachusetts Division of Banks, as the chartering authority for Danversbank, and by the FDIC, as well as to certain regulations promulgated by the Federal Reserve. We also belong to the FHLBB, and as a member of such system we are subject to certain requirements to continue to participate in the FHLBB programs. In addition, the Federal Reserve regulates Danvers Bancorp as a bank holding company.

        The purpose of the regulation and supervision to which we are subject is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC's Deposit Insurance Fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and Massachusetts's deceptive acts and practices law. These laws also permit private individual and class action lawsuits and provide for the recovery of attorneys fees in certain instances. No assurance can be given that the foregoing regulations and supervision will not change so as to affect us adversely, or that we will not be found in noncompliance with any law, regulation or policy.

Recent Legislative Changes May Increase Our Operating Costs and May Negatively Impact Our Business.

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law. This legislation makes sweeping changes to numerous sectors of the banking and financial industry. Among many other things, Dodd-Frank creates a new Consumer Financial Protection Bureau ("CFPB") as an independent bureau of the Federal Reserve, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities. It also requires bank holding companies with total consolidated assets greater than $500 million to be subject to the same capital requirements as insured depository institutions, meaning, for instance, that such bank holding companies will, going forward, no longer be able to count trust preferred securities as Tier 1 capital. However, bank holding companies with less than $15 billion in assets may continue to count existing securities issued before May 19, 2010 in Tier 1 capital if they qualified for inclusion in Tier 1 capital on that date.

        The CFPB, which will begin operations on July 21, 2011, will have the authority to prescribe rules governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services and/or impose greater costs on us and our subsidiaries.

        In addition to the self-implementing provisions of the statute itself, Dodd-Frank calls for hundreds of administrative rulemakings by various federal agencies to implement various parts of the legislation. Though some rules have already been proposed or finalized, we cannot predict when all additional rules will be proposed and/or finalized, or what the content of any such rules will be.

        Certain provisions of the Dodd-Frank Act that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with Danversbank's deposit-generating activities, as well as place limitations on the revenues that those deposits may generate. For example, the Federal Reserve has proposed rules governing debit card interchange fees that apply to institutions with greater than $10 billion in assets, and this proposed rule would severely limit the amount that could be charged as a debit card interchange fee. Market forces may effectively require all banks to adopt debit card interchange fee structures which comply with these rules, which will significantly reduce the fee income earned from debit card transactions.

        The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business.

Regulatory Capital Requirements Could Affect Our Operations.

        Regulators may raise capital requirements above current levels in connection with the implementation of Basel III, the Dodd-Frank Act or otherwise, which may require us and Danversbank having to hold additional capital which could limit the manner in which we and Danversbank conduct their business and obtain financing. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III in the United States, or otherwise, could result in us and Danversbank having to lengthen the term of funding, restructure business models, and/or increase holdings of liquid assets. If the federal banking agencies implement a capital conservation buffer and/or a countercyclical capital buffer, as proposed in Basel III, a failure by us or Danversbank to satisfy the applicable buffer's requirements would limit such institution's ability to make distributions, including paying out dividends or buying back shares.

A Change to the Conservatorship of Fannie Mae and Freddie Mac and Related Actions, Along With Any Changes in Laws and Regulations Affecting the Relationship Between Fannie Mae and Freddie Mac and the U.S. Government, Could Adversely Affect Our Business.

        There continues to be substantial uncertainty regarding the future of government-sponsored enterprises ("GSEs") Fannie Mae and Freddie Mac, including whether they both will continue to exist in their current form. We sell many of our residential mortgages to Fannie Mae. Our ability to sell our residential mortgages into the secondary market is an important part of our overall interest rate risk management strategy.

        Due to increased market concerns about the ability of Fannie Mae and Freddie Mac to withstand future credit losses associated with securities on which they provide guarantees and loans held in their investment portfolios without the direct support of the U.S. federal government, in September 2008, the Federal Housing Finance Agency (the "FHFA") placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae and Freddie Mac by supporting the availability of mortgage financing and protecting taxpayers. The U.S. government program includes contracts between the U.S. Treasury and each of Fannie Mae and Freddie Mac that seek to ensure that each GSE maintains a positive net worth by providing for the provision of cash by the U.S. Treasury to Fannie Mae and Freddie Mac if FHFA determines that its liabilities exceed its assets. Although the U.S. government has described some specific steps that it intends to take as part of the conservatorship process, efforts to stabilize these entities may not be successful and the outcome and impact of these events remain highly uncertain.

        It is widely anticipated that the U.S. Congress will address GSEs as part of its next major legislative undertaking, although it is not known when, or if, that will occur. In Section 1491 of the Dodd-Frank Act, Congress stated that the "hybrid public-private status of Fannie Mae and Freddie Mac is untenable and must be resolved" and, further, "[i]t is the sense of the Congress that efforts to enhance by [sic] the protection, limitation, and regulation of the terms of residential mortgage credit and the practices related to such credit would be incomplete without enactment of meaningful structural reforms of Fannie Mae and Freddie Mac." In February 2011, the Treasury Department and the Department of Housing and Urban Development issued a report offering three options for restructuring the GSEs' future role in housing finance, all of which involve a much greater role for private financing rather than government guarantees.

        Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. government, could change their business charters or structure, or could nationalize or eliminate such entities entirely. We cannot predict whether, or when, any such legislation may be enacted.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        Danversbank currently conducts its business through its main office located in Danvers, Massachusetts and 27 other offices located in Essex, Middlesex and Suffolk Counties in Massachusetts, and we plan to continue to expand our branch network as discussed above in "Business—Business Strategy" on page 6. The following table sets forth information about our offices as of December 31, 2010:

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Date of Lease Options Expiration
Main Office/Branch:
One Conant Street Danvers, Massachusetts 01923	Owned	1922	NA	NA
Branch Offices:
Andover Office 18-20 Central Street Andover, Massachusetts 01810	Leased	2002	03/31/12	03/31/22
Beverly Office 240-246 Cabot Street Beverly, Massachusetts 01915	Owned	2009	NA	NA
Beverly Office 100 Cummings Center Suites 101M and 101N Beverly, Massachusetts 01915	Leased	2009	09/30/16	09/30/16
North Beverly Plaza Office 63 Dodge Street Beverly, Massachusetts 01915	Leased	2009	10/30/26	10/31/26
Boston Loan Office(1) One Post Office Square 37th Floor Boston, Massachusetts 02109	Leased	2005	07/31/15	07/31/20
Boston Office 86 Massachusetts Avenue Boston, Massachusetts 02115	Leased	2008	01/31/19	01/31/29
Boston Office(2) 50 Milk Street Boston, Massachusetts 02109	Leased	2010	01/31/21	01/31/31
Boston Office(2) 218 Cambridge Street Boston, Massachusetts 02114	Leased	2010	11/30/20	11/30/30
Boston Office(2) 176 Federal Street Boston, Massachusetts 02110	Leased	2010	12/31/20	12/31/30

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Date of Lease Options Expiration
Cambridge Office 285 Massachusetts Avenue Cambridge, Massachusetts 02138	Leased	2008	12/31/13	12/31/28
Chelsea Office 357 Beacham Street Chelsea, Massachusetts 02150	Owned	2001	NA	NA
Federal Street Office 7 Federal Street Danvers, Massachusetts 01923	Leased	2004	11/30/14	11/30/24
High Street Office 107 High Street Danvers, Massachusetts 01923	Leased	2009	08/31/24	08/31/24
Hamilton South Office 25 Railroad Avenue South Hamilton, Massachusetts 01982	Owned	2009	NA	NA
Lexington Office(2) 46 Bedford Street Lexington, Massachusetts 02420	Leased	2010	02/28/31	02/28/41
Malden Office 51 Commercial Street Malden, Massachusetts 02148	Leased	2007	02/14/17	02/14/27
Manchester Office 11 Summer Street Manchester, Massachusetts 01944	Leased	2009	12/31/28	12/31/28
Middleton Office Two Central Street Middleton, Massachusetts 01949	Leased	1998	08/14/18	08/14/18
Needham Office 827-835 Highland Avenue Needham, Massachusetts 02492	Leased	2009	08/08/15	08/08/35
Peabody Office Two Central Street Peabody, Massachusetts 01960	Leased	1998	09/30/18	09/30/28
Reading Office 21-37 Harnden Street Reading, Massachusetts 01867	Leased	1999	11/30/14	11/30/24
Revere Office 310 Broadway Revere, Massachusetts 02151	Owned	2001	NA	NA
Salem Office 111-125 Canal Street Salem, Massachusetts 01970	Leased	2001	10/31/11	10/31/21

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Date of Lease Options Expiration
Salem Office 6 Paradise Road Salem, Massachusetts 01970	Leased	2009	04/30/17	04/30/32
Salem Office 7 Traders Way Salem, Massachusetts 01970	Leased	2007	07/31/27	07/31/47
Saugus Office 584 Broadway Saugus, Massachusetts 01906	Owned	2009	NA	NA
Topsfield Office 15 Main Street Topsfield, Massachusetts 01983	Leased	2009	02/28/15	02/28/15
Wilmington Office 247 Main Street Wilmington, Massachusetts 01887	Leased	2007	02/22/27	02/22/47
Woburn Office 400 West Cummings Park Suite 1950 Woburn, Massachusetts 01801	Leased	2002	03/30/12	03/30/22
Waltham Office 775-781 Main Street Waltham, Massachusetts 02452	Leased	2008	09/30/18	09/30/28
Other Properties:
Lending Center 16 High Street Danvers, Massachusetts 01923	Owned	2001	NA	NA
Lending Center 51 High Street Danvers, Massachusetts 01923	Owned	2004	NA	NA
Cash Management/Lending Office 10 Elm Street Danvers, Massachusetts 01923	Leased	2007	12/31/12	12/31/18
Operations Center 75 Sylvan Street Danvers, Massachusetts 01923	Leased	2007	06/30/18	06/30/28
Asset Based Lending Office 6-10 High Street Danvers, Massachusetts 01923	Leased	2002	12/31/11	NA

(1)
This Boston office has a full branch license.

(2)
New office expected to open in early to mid 2011.

Item 3.    LEGAL PROCEEDINGS

        We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to our financial condition and results of operations.

Item 4.    [REMOVED AND RESERVED]

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

        The Company's common stock began trading on January 10, 2008 on the NASDAQ Stock Market LLC under the symbol "DNBK." Before that time, the Company was a mutual holding company and had never issued capital stock. The following table sets forth the high and low prices of our common stock and the dividends declared per share for the periods indicated:

	High	Low	Dividends Declared Per Share
2010
First Quarter	$15.00	$12.32	$0.02
Second Quarter	17.09	13.65	0.02
Third Quarter	16.77	14.19	0.02
Fourth Quarter	18.07	14.51	0.04
2009
First Quarter	$14.26	$11.75	$0.02
Second Quarter	15.27	12.80	0.02
Third Quarter	13.82	12.37	0.02
Fourth Quarter	14.05	12.71	0.02

Holders

        As of February 28, 2011, there were 20,686,592 shares of common stock outstanding, which were held by approximately 1,226 registered holders. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

Dividends

        The Company has been paying quarterly dividends on its common stock since the third quarter of 2008 on its common stock and currently intends to continue to do so for the foreseeable future. In addition, the Board of Directors may declare and pay periodic special cash dividends in addition to, or in lieu of, regular cash dividends. In determining whether to declare or pay any dividends, whether regular or special, the Board of Directors will take into account applicable regulatory capital requirements, the Company's financial condition and results of operations, debt and equity structure, capital requirements in connection with possible future acquisitions, tax considerations, statutory and regulatory limitations, and general economic conditions. The regulatory restrictions that affect the payment of dividends by Danversbank to the Company discussed below will also be considered. The Company cannot guarantee that it will pay dividends or that, if paid, the Company will not reduce or eliminate dividends in the future. If the Company issues preferred stock, the holders of the preferred stock may have dividend preferences over the holders of common stock.

        Dividends from the Company may depend, in part, upon receipt of dividends from Danversbank because the Company will have no source of income other than dividends from Danversbank, interest on the ESOP loan and earnings from investment of net proceeds from the conversion retained by the Company, Massachusetts banking law and FDIC regulations limit distributions from Danversbank to the Company. For example, Danversbank could not pay dividends if it were not in compliance with applicable regulatory capital requirements. See "Business—Regulation and Supervision—Massachusetts Bank Regulation—Bank Dividends" on page 31 and "Business—Supervision and Regulation—Federal

Bank Regulation—Prompt Corrective Regulatory Action" on page 32. In addition, the Company is subject to the Federal Reserve's policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. See "Business—Regulation and Supervision—Holding Company Regulation" on page 39.

Securities Authorized for Issuance under Equity Compensation Plans.

        The following table provides information as of December 31, 2010, with respect to shares of common stock that may be issued under the Company's 2008 Stock Option and Incentive Plan, approved by the stockholders at the September 12, 2008 Annual Meeting of Stockholders:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))	Total Options Grantable
Equity compensation plans approved by security stockholders:
Stock options	1,647,700	$13.01	136,550	1,784,250
Restricted stock	530,558	$13.01	183,142	713,700
Equity compensation plans not approved by security stockholders	—	$—	—

Total	2,178,258	$13.01	319,692	2,497,950

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

	1/10/2008	12/31/2008	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010
DNBK	100.00	137.72	134.61	143.52	150.14	159.49	184.32
Russell 2000	100.00	70.41	89.54	97.47	87.80	97.71	113.59
SNL New England Bank	100.00	50.00	56.82	60.43	47.42	51.99	62.94
SNL New England Thrift	100.00	109.95	104.62	104.13	93.96	95.48	107.23

Use of Proceeds

        There were no sales by us of unregistered securities during the year ended December 31, 2010.

Repurchase of Equity Securities by the Issuer

        On May 24, 2010, the Company's Board of Directors adopted a stock repurchase program to purchase up to 5% of the Company's outstanding common stock. Repurchases under this program have been and will be made in open market transactions, through block trades and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. This authority may be exercised from time to time and in such amounts as market conditions warrant and subject to regulatory considerations. The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Open market purchases are subject to the limitations set forth in

Rule 10b-18 of the Exchange Act and other applicable legal requirements. The stock repurchase program may be suspended or terminated by the Company at any time without prior notice.

        As of December 31, 2010, total repurchases under the stock repurchase plan were 817,143 at an average price of $14.97. In the fourth quarter of 2010, the Company purchased 259,343 shares, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1 - 31	73,443	$15.20	73,443	446,551
November 1 - 30	185,900	$14.94	185,900	260,651
December 1 - 31	—	$—	—	260,651

Total	259,343	$15.01	259,343

Item 6.    SELECTED FINANCIAL DATA

        The summary information presented below at each date or for each period is derived in part from the consolidated financial statements of the Company. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes beginning on page F-1 of this report.

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$2,853,345	$2,499,749	$1,727,809	$1,448,303	$1,262,597
Loans, net	1,764,841	1,651,465	1,106,656	899,401	871,114
Securities available for sale, at fair value	723,610	481,100	490,845	406,715	273,083
Securities held to maturity, at cost	152,731	110,932	—	—	—
Bank-owned life insurance	34,250	32,900	24,826	23,665	22,694
Deposits	2,100,026	1,765,803	1,118,283	998,148	953,220
Stock subscriptions	—	—	—	162,859	—
Short-term borrowings	214,330	172,829	168,276	23,800	30,934
Long-term debt	196,778	218,475	163,022	145,042	167,899
Subordinated debt	29,965	29,965	29,965	29,965	29,965
Stockholders' equity	285,274	285,666	233,008	73,496	65,079
Selected Operating Data:
Interest and dividend income	$119,009	$94,357	$85,530	$80,324	$73,726
Interest expense	33,679	35,483	38,348	43,168	37,184

Net interest income	85,330	58,874	47,182	37,156	36,542
Provision for loan losses	5,150	5,110	4,225	800	1,000

Net interest income, after provision for loan losses	80,180	53,764	42,957	36,356	35,542
Non-interest income	13,369	7,589	7,027	5,780	5,012
Non-interest expense	70,530	55,895	55,390	36,967	35,583

Income (loss) before income taxes	23,019	5,458	(5,406)	5,169	4,971
Provision (benefit) for income taxes	4,818	149	(2,703)	815	734

Net income (loss)	$18,201	$5,309	$(2,703)	$4,354	$4,237

Dividends paid per common share	$0.10	$0.08	$0.04	N/A	N/A
Dividend payout ratio(1)	10.99%	25.81%	N/A	N/A	N/A
Earnings per share (basic)(1)	0.91	0.31	N/A	N/A	N/A
Earnings per share (diluted)(1)	0.91	0.31	N/A	N/A	N/A

(1)
Not applicable for the year ended December 31, 2008 and prior years, as the Company did not issue stock until January 9, 2008.

	At or For the Years Ended December 31,
	2010	2009		2008		2007	2006
Selected Financial Ratios and Other Data:
Performance Ratios:
Return (loss) on assets (net income to average total assets)	0.71%	0.28%		(0.17%)		0.34%	0.34%
Return (loss) on equity (net income to average equity)	6.27%	2.30%		(1.25%)		6.50%	6.90%
Net interest rate spread(1)	3.31%	2.89%		2.61%		2.63%	2.74%
Net interest margin(2)	3.56%	3.27%		3.22%		3.08%	3.10%
Efficiency ratio(3)	69.24%	83.39%		101.96	%(4)	85.82%	85.31%
Non-interest expenses to average total assets	2.74%	2.95%		3.56	%(4)	2.89%	2.87%
Average interest-earning assets to interest bearing liabilities	1.18x	1.19x		1.23x		1.12x	1.11x
Asset Quality Ratios:
Non-performing assets to total assets	0.52%	0.77%		0.41%		0.55%	0.46%
Non-performing loans to total loans	0.78%	1.01%		0.53%		0.48%	0.65%
Allowance for loan losses to non-performing loans	128.51%	82.49	%(5)	204.53%		207.34%	181.02%
Allowance for loan losses to total loans	1.00%	0.88	%(5)	1.08%		1.00%	1.18%
Capital Ratios:
Risk-based capital (to risk-weighted assets)	15.36%	15.68%		22.03%		10.99%	11.09%
Tier 1 risk-based capital (to risk-weighted assets)	14.45%	14.87%		21.03%		9.57%	9.19%
Tier 1 leverage capital (to average assets)	10.44%	12.13%		16.55%		6.94%	6.87%
Stockholders' equity to total assets	10.00%	11.43%		13.49%		5.07%	5.15%
Average stockholders' equity to average assets	11.29%	12.17%		13.96%		5.24%	4.95%
Other Data:
Number of full service offices	27	25		16		15	14
Full time equivalent employees	378	372		269		247	237

(1)
Net interest rate spread represents the difference between the yield on interest-earning assets and cost of interest-bearing liabilities.

(2)
The net interest margin represents net interest income divided by average interest-earning assets.

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

General

        Long-term growth is an essential element in our business plan. Lending is the major driver of revenue and we are committed to supporting our loan growth. We recognize that loan and deposit growth are interdependent and over the long term both must grow consistently. One of our biggest challenges has been to grow our customer base and to grow the depth and breadth of our customer relationships. We have addressed this challenge by maintaining our focus on anticipating, understanding and assisting our customers in achieving their financial goals.

        Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Interest income represented 89.9% and 92.6% of our total revenue for the years ended December 31, 2010 and 2009, respectively, and our net interest margin was 3.56% and 3.27%, respectively.

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

        Results of operations are also affected by fee income from banking and non-banking operations, provisions for loan losses, loan servicing and other non-interest income. Non-interest expense principally consists of employee compensation and employee benefits, office occupancy and equipment expense, data processing, advertising, business development and other expense. We use the efficiency ratio (non-interest expense for the period minus expenses related to the amortization of intangible assets divided by the sum of net interest income (before the loan loss provision) plus non-interest income) and the expense ratio (non-interest expense to total average assets) as the primary measurements to monitor and control non-interest expense. For the years ended December 31, 2010 and 2009, our efficiency and non-interest expenses to average assets ratios were 69.24% and 83.39% and 2.74% and 2.95%, respectively.

Recent Developments—Pending Merger

        Merger Agreement.    On January 20, 2011, the Company entered into a Merger Agreement with People's United, pursuant to which People's United will acquire the Company in a 55% stock and 45% cash merger transaction valued at approximately $493 million. The Merger Agreement provides that upon consummation of the merger, the Company will be merged with and into People's United, with People's United continuing as the surviving corporation. Simultaneously with the consummation of the Merger, Danversbank will be merged with and into People's United's subsidiary bank, People's United Bank, with People's United Bank continuing as the surviving entity.

        Under the terms and conditions of the Merger Agreement, the Company's stockholders have the right to elect to receive (i) $23.00 in cash or (ii) 1.624 shares of People's United common stock for each share of Company common stock, subject to customary pro ration provisions.

        The Merger, which is expected to close in the second quarter of 2011, is subject to approval by bank regulatory authorities and by the stockholders of Danvers. People's United's shareholder approval is not required for the Merger.

        Settlement Agreements.    In connection with the merger, People's United, People's United Bank, the Company and Danversbank entered into settlement agreements with each of Kevin T. Bottomley, L. Mark Panella, James J. McCarthy and John J. O'Neil pursuant to which each executive will receive the payments and benefits provided under his settlement agreement in satisfaction of all rights to payments and benefits under the executive's individual employment agreement and the Supplemental Executive Retirement Plan or, in the case of Mr. Panella, the Supplemental Retirement Agreement. In connection with the merger, rights to most of these payments and benefits would have otherwise been triggered absent the settlement agreement. Upon the closing of the merger, each settlement agreement specifies that the executive will execute a release of claims against People's United, People's United Bank, Danvers Bancorp and Danversbank. Futher information about these agreements can be found in Part III—Item 11—Executive Compensation on page 87 of this report.

Post-2009 Acquisition

        While this discussion focuses primarily on performance during 2010, there are several facets of our operation that were significantly affected in 2010 due to the October 30, 2009 Beverly acquisition and subsequent conversion. Specifically, the offering proceeds received during our 2008 offering substantially increased our capital and our capital ratios. However, as we have deployed the capital over the past three years, including on the Beverly acquisition, these ratios have declined.

        Additionally, our non-interest expenses continue to increase as a result of becoming a public company, particularly in the areas of audit, investor relations, periodic filings, and compliance with new internal control reporting and governance requirements and branch expansion. We also incurred higher legal costs and other miscellaneous holding company expenses. There were increased expenses associated with employee benefits, particularly our employee stock ownership plans and phantom stock plan for which the change in control provisions were triggered by the conversion.

Critical Accounting Policies

        Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. We consider the following to be critical accounting policies:

        Allowance for Loan Losses.    The determination of the allowance for loan losses is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary. The allowance is evaluated on a regular basis by management and the Board of Directors and is based on a periodic review of the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect borrowers' ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. For a full discussion of the allowance for loan losses, please refer to "Business—Asset Quality—Allowance for Loan Losses" on page 17.

        Other Than Temporary Impairment of Securities.    Other than temporary impairment of securities ("OTTI") is required to be recognized if (1) the Company intends to sell the security; (2) it is "more likely than not" that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of impairment and, if deemed to be other than temporary, the declines in fair values are reflected in earnings as realized losses. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income, net of applicable taxes.

        Other Real Estate Owned.    OREO includes property acquired through foreclosure or deed in lieu of foreclosure and is recorded at fair value, less estimated costs to sell, at the time of acquisition. The excess, if any, of the loan balance over the fair value of the property at the time of transfer from loans to OREO is charged to the allowance for loan losses. Subsequent to the transfer to OREO, if the fair value of the property less estimated selling costs is less than the carrying value of the property, the deficiency is charged to income. Due to changing market conditions, there are inherent uncertainties in the assumptions with respect to the estimated fair value of OREO. Therefore, the amount ultimately realized may differ from the amounts reflected in the accompanying consolidated financial statements. Revenue and expenses from operations, changes in the valuation allowance and any direct write-downs are included in other real estate owned expense.

        Goodwill and Intangible Assets.    The Company's goodwill asset represents the excess of the purchase price over the fair value of the assets acquired and the liabilities assumed arising from acquisitions of other financial institutions. The CDI asset represents the long-term value of depositor relationships arising from the contractual rights acquired in the acquisition of financial institutions. The Company accounts for its goodwill and intangible assets using the acquisition method. The recorded fair value of the assets acquired and liabilities assumed is an estimate determined by a third party valuation model. The Company tests for goodwill impairment at least annually or when events or changes in circumstances indicate the asset might be impaired. In addition, the Company periodically evaluates the realizability of intangible assets based on the value of the underlying depositor relationships. If the value is less than the carrying amount of the intangible asset, the Company would recognize an impairment of its CDI assets.

        Income Taxes.    Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax asset will not be realized (See Note 14 to Consolidated Financial Statements beginning on page F-41).

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

        This discussion has highlighted those accounting policies that management considers critical; however, all accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 2 to the Consolidated Financial Statements beginning at page F-8 to gain a better understanding of how our financial performance is measured and reported.

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

        The following table sets forth average balance sheets, average yields and costs and certain other information for the periods indicated:

	Years Ended December 31,
	2010			2009			2008
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents and certificates of deposit	$57,164	$125	0.22%	$48,946	$406	0.83%	$41,480	$1,100	2.65%
Debt securities:(1)
U.S. Government	4,712	8	0.17	3,091	18	0.58	2,027	78	3.85
Gov't-sponsored enterprises and FHLMC	293,546	9,759	3.32	202,486	9,412	4.65	174,224	8,390	4.82
Mortgage-backed	289,031	10,761	3.72	252,042	11,678	4.63	206,237	10,302	5.00
Municipal bonds	32,832	1,255	3.82	22,248	906	4.07	19,008	773	4.07
Other	7,743	769	9.93	4,710	514	10.91	283	14	4.95
Equity securities	18,752	12	0.06	14,791	6	0.04	11,447	403	3.52
Real estate mortgages(2)	917,957	52,517	5.72	694,412	39,330	5.66	581,447	36,401	6.26
C&I loans(2)	629,905	37,087	5.89	461,910	27,331	5.92	364,216	24,572	6.75
IRBs(2)	140,646	6,527	4.64	91,618	4,383	4.78	56,331	2,746	4.87
Consumer loans(2)	3,434	189	5.50	4,685	373	7.96	9,310	751	8.07

Total interest-earning assets	2,395,722	119,009	4.97	1,800,939	94,357	5.24	1,466,010	85,530	5.83

Allowance for loan losses	(16,031)			(12,972)			(10,214)

Total earning assets less allowance for loan losses	2,379,691			1,787,967			1,455,796
Non-interest-earning assets	193,141			109,488			98,162

Total assets	$2,572,832			$1,897,455			$1,553,958

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	$425,554	4,939	1.16	$230,857	2,717	1.18	$178,801	2,308	1.29
Money market accounts	741,898	9,628	1.30	534,321	11,190	2.09	417,127	11,724	2.81
Term certificates(3)	558,238	9,761	1.75	442,476	11,922	2.69	360,500	14,310	3.97

Total deposits	1,725,690	24,328	1.41	1,207,654	25,829	2.14	956,428	28,342	2.96
Borrowed funds:
Short-term borrowings	60,621	244	0.40	98,152	372	0.38	46,409	573	1.23
Long-term debt	209,597	7,246	3.46	171,401	7,317	4.27	158,102	7,131	4.51
Subordinated debt	29,965	1,861	6.21	29,965	1,965	6.56	29,965	2,302	7.68

Total interest-bearing liabilities	2,025,873	33,679	1.66	1,507,172	35,483	2.35	1,190,904	38,348	3.22

Non-interest-bearing deposits	235,001			145,025			138,481
Other non-interest-bearing liabilities	21,509			14,359			7,596

Total non-interest-bearing liabilities	256,510			159,384			146,077

Total liabilities	2,282,383			1,666,556			1,336,981
Stockholders' equity	290,449			230,899			216,977

Total liabilities and stockholders' equity	$2,572,832			$1,897,455			$1,553,958

Net interest income		$85,330			$58,874			$47,182

Net interest rate spread(4)			3.31%			2.89%			2.61%

Net interest-earning assets(5)	$369,849			$293,767			$275,106

Net interest margin(6)			3.56%			3.27%			3.22%

Ratio of interest-earning assets
to total interest-bearing liabilities	1.18x			1.19x			1.23x

(1)
Average balances are presented at average amortized cost.

(2)
Average loans include non-accrual loans and are net of average deferred loan fees/costs.

(3)
In 2008, term certificates include brokered and non-brokered CDs.

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

	Years Ended December 31, 2010 vs. 2009			Years Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Increase (Decrease)			Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents and certificates of deposit	$68	$(349)	$(281)	$198	$(892)	$(694)
Debt securities:
U.S. Government	9	(20)	(11)	41	(101)	(60)
Gov't-sponsored enterprises and FHLMC	4,233	(3,886)	347	1,361	(339)	1,022
Mortgage-backed	1,714	(2,631)	(917)	2,288	(912)	1,376
Municipal bonds	431	(82)	349	132	1	133
Other	331	(75)	256	219	281	500
Equity securities	2	4	6	118	(515)	(397)
Real estate mortgages	12,661	526	13,187	7,072	(4,143)	2,929
C&I loans	9,940	(184)	9,756	6,591	(3,832)	2,759
IRBs	2,345	(201)	2,144	1,720	(83)	1,637
Consumer loans	(100)	(84)	(184)	(373)	(5)	(378)

Total interest-earning assets	31,634	(6,982)	24,652	19,367	(10,540)	8,827

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	2,291	(69)	2,222	672	(263)	409
Money market accounts	4,347	(5,909)	(1,562)	3,294	(3,828)	(534)
Term certificates	3,119	(5,280)	(2,161)	3,254	(5,642)	(2,388)

Total deposits	9,757	(11,258)	(1,501)	7,220	(9,733)	(2,513)
Borrowed funds:
Short-term borrowings	(142)	14	(128)	639	(840)	(201)
Long-term debt	1,631	(1,702)	(71)	600	(414)	186
Subordinated debt	—	(104)	(104)	—	(337)	(337)

Total interest-bearing liabilities	11,246	(13,050)	(1,804)	8,459	(11,324)	(2,865)

Increase in net interest income	$20,388	$6,068	$26,456	$10,908	$784	$11,692

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

        Total Assets.    Total assets increased by $353.6 million, or 14.1%, from $2.5 billion at December 31, 2009 to $2.9 billion at December 31, 2010. The balance sheet growth, and in particular the expansion of the loan portfolio is attributable to the continuing market transfer of credit opportunities from some of the larger institutions in the area to some of the community banking franchises. The Company experienced very strong deposit growth during the year. Deposit balances increased by $334.2 million, or 18.9%, for the year ended December 31, 2010. The Company has utilized these cash flows to fund loan originations and during the most recent quarter, selectively increase segments of the Company's investment portfolio.

        Cash and Cash Equivalents.    Cash, correspondent bank balances and cash equivalents consisting of federal funds sold decreased by $41.5 million to $30.3 million at December 31, 2010. This decrease in short-term liquidity was primarily the result of deploying excess cash to fund investment purchases.

        Securities.    The investment portfolio aggregated $876.3 million at December 31, 2010, an increase of $284.3 million, or 48.0%, from $592.0 million at December 31, 2009. The increase in the investment portfolio was largely due to the deployment of cash flows from deposits and the prefunding of anticipated 2011 cash flow from investment calls and maturities.

        Net Loans.    At December 31, 2010, net loans totaled $1.8 billion, an increase of $113.4 million, or 6.9%, from net loan balances of $1.7 billion as of December 31, 2009. The outstandings in the Company's C&I and residential real estate loan portfolios increased by $179.0 million and $14.3 million, respectively. The trend, as it has been for the better part of the past four years, has been to systematically wind down the Company's construction lending activities in favor of C&I and selected permanent commercial real estate opportunities.

        Deposits.    Deposits increased by $334.2 million, or 18.9%, to $2.1 billion at December 31, 2010 compared to $1.8 billion at December 31, 2009. During the past year, the Company experienced increases in all but one deposit category. This growth is attributable to the Company's expanded retail branch presence and online banking initiatives. The Company opened its Cambridge and Waltham locations in 2009 and its first Boston retail location in the first quarter of 2010 and its Needham location in the third quarter of 2010. These branches have already attracted $128.1 million in new deposit balances. Despite the low levels of short-term interest rates, the Company has experienced success in raising core deposit balances.

        Borrowed Funds.    Short-term FHLB advances increased by $48.0 million, or 40.0% in 2010. These additional short-term advances were used to fund investment purchases. Repurchase agreements and Federal Reserve Bank ("FRB") short-term advances decreased by $7.5 million and increased by $1.0 million, respectively, at December 31, 2010 compared to December 31, 2009. The Company had approximately $196.8 million in various FHLB term advances outstanding and an additional $214.3 million in short-term FHLB advances, overnight customer repurchase agreements and FRB short-term advances. From a funding and liquidity perspective, the Company has ready access to a number of large, stable and well diversified short-term funding sources and these alternatives are available at highly competitive rates given the current rate environment.

        Stockholders' Equity.    Stockholders' equity decreased by $392,000, or 0.14%, to $285.3 million at December 31, 2010 from a balance of $285.7 million as of December 31, 2009. This decrease in stockholders' equity was primarily due to stock repurchases as the Company purchased 1,000,504 shares of common stock in the open market at an average price of $14.85 per share during 2010. These purchases are part of the stock repurchase programs announced in May of 2009 and May of 2010. Stockholder's equity was also reduced by dividends declared of $2.0 million and increased by net income for the year of $18.2 million.

Comparison of Operating Results For the Years Ended December 31, 2010 and December 31, 2009

        Net Income.    Net income increased $12.9 million, or 242.8%, to net income of $18.2 million for the year ended December 31, 2010, compared to net income of $5.3 million for the year ended December 31, 2009. A $26.5 million increase in net interest income and $5.8 million in non-interest income more than offset the increases in non-interest expense between the two periods. Due to the organic growth of the loan portfolio during 2010, the Company's provision for loan losses increased $40,000 to $5.2 million for the year ended December 31, 2010. The Company experienced an increase in most expense categories as a result of operating the combined franchise in 2010. This increase was slightly offset by a decrease in deposit insurance of $137,000.

        Net Interest Income.    Net interest income increased to $85.3 million for the year ended December 31, 2010 compared to $58.9 million in 2009. Increases in interest income are the result of higher levels of interest-earning assets that were partially offset by higher levels of interest-bearing liabilities and the decrease in funding costs related to those interest-bearing liabilities. The cumulative effect of a larger balance sheet and a 29 basis point increase in our net interest margin was a $26.5 million or 44.9% increase in net interest income between the comparative time periods. Our net interest margin was 3.56% for the year ended December 31, 2010 compared to 3.27% for the year ended December 31, 2009.

        Interest and Dividend Income.    Interest income increased $24.7 million, or 26.1%, to $119.0 million for 2010 from $94.3 million for the prior year. The increase was due primarily to higher levels of interest-earning assets. In 2010 average loans outstanding increased by $439.3 million, or 35.1%. At the same time, the yield earned on loans decreased by 1 basis point to 5.69%. This decline reflects the general decrease in market interest rates in 2010. Consistent with the rate environment, yields on investment securities also decreased when compared to 2009. Yields on investments declined by 102 basis points to 3.49% for the year. The decline in yields was more than offset by an $147.2 million increase in the average balances of investment securities.

        Interest Expense.    Interest expense decreased $1.8 million, or 5.1%, to $33.7 million for the year ended December 31, 2010 from $35.5 million in the prior year. The primary reason was a decrease in the rates paid on interest-bearing deposits and borrowings, which declined by 69 basis points to 1.66% for 2010 from 2.35% for 2009. The result was a decrease in interest expense of $13.1 million. The fall in deposit and borrowing rates reflected a generally lower interest rate environment in 2010. The decline in deposit and borrowing rates was offset by an increase in the average balance of interest-bearing liabilities of $518.7 million. Interest-bearing liabilities averaged $2.0 billion in 2010 compared to $1.5 billion for 2009. The increase in these average balances resulted in an $11.3 million increase in interest expense.

        Provision for Loan Losses.    The Company's provision for loan losses increased by $40,000, or 0.78%, to $5.2 million in 2010 from $5.1 million in 2009. Provisions for both periods were reflective of growth in the loan portfolio, an evaluation of the quality of the portfolio, and net charge-offs, the difference between loan charge-offs and recoveries on loans previously charged off. In particular, the Company's total loan portfolio increased by $113.4 million, or 6.9%, in 2010. Net charge-offs were $1.9 million and $2.5 million for the years ended 2010 and 2009, respectively, and were very consistent with the Company's historical loss experience over the past few years. As a result of the higher provision, the allowance for loan losses increased to $17.9 million at December 31, 2010 and represented 1.00% of total loans, as compared to an allowance of $14.7 million, or 0.88% of total loans at December 31, 2009. The allowance was significantly impacted in 2009 by the purchase accounting considerations associated with the Beverly transaction.

        Non-interest Income.    Total non-interest income increased to $13.4 million in 2010 from $7.6 million in 2009. Service charges on deposit accounts continue to increase commensurate with the expansion of the franchise and as a result there was an increase in service charges on deposit accounts of $1.0 million in 2010. Gains realized on the sale of loans increased by $103,000 due to an increase in mortgage refinance activity spurred by generally lower mortgage rates. Other operating income increased, in aggregate, $1.5 million between the comparable time periods, primarily as a result of a gain in one of the Company's limited partnership investments. There were also sizable increases in net gains on sales of securities and trust services fees of $2.1 million and $1.3 million, respectively.

        Non-interest Expense.    Non-interest expense increased $14.6 million, or 26.2%, to $70.5 million in 2010 as compared to $55.9 million in 2009. The increase is due to increases in other operating expense, salaries and employee benefits, deposit insurance expense and outside services related to the Beverly acquisition and the expansion of the franchise. There was an increase in salaries and employee benefits expenses for the year of $8.7 million as a result of additions to staff due to the Beverly acquisition and the Company's continued expansion of its branch footprint and lending activities. Included in the 2010 increase was $2.9 million in stock option plan expense. Occupancy expense increased $2.1 million, or 35.5%, to $8.1 million for 2010 primarily due to an increase in leases related to our branch expansion and the expanded premises due to the Beverly merger. The increase in equipment, outside services and other operating expense was $521,000, $52,000 and $3.2 million, respectively, and were all impacted by our expanding franchise and operating costs related to the Beverly merger.

        Income Taxes.    The Company recorded an income tax expense of $4.8 million for the year ended December 31, 2010, an increase of $4.7 million, compared to $149,000 for the year ended December 31, 2009. The combined federal and state effective tax rate was 20.9% in 2010, compared to 2.7% in 2009. Since the fully taxable components of the Company's revenues have increased as a result of the Beverly acquisition and organic growth of the franchise, the Company's 2010 effective tax rate has increased.

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

        Interest and Dividend Income.    Interest income increased $8.8 million, or 10.3%, to $94.4 million for 2009 from $85.5 million for the prior year. The increase was due primarily to higher levels of interest-earning assets. In 2009 average loans outstanding increased by $241.3 million, or 23.9%. At the same time, the yield earned on loans decreased by 67 basis points to 5.70%. This decline reflects the general decrease in market interest rates in 2009. Consistent with the rate environment, yields on investment securities also decreased when compared to 2008. Yields on investments declined by 32 basis points to 4.51% for the year. The decline in yields was more than offset by an $86.1 million increase in the average balances of investment securities.

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

        Non-interest Expense.    Non-interest expense increased $505,000, or 0.9%, to $55.9 million in 2009 as compared to $55.4 million in 2008. For the year ended 2009, the Company's overall non-interest expenses increased $11.1 million, after excluding the non-recurring items related to the conversion in 2008. The increase is due to increases in other operating expense, salaries and employee benefits, deposit insurance expense and outside services related to the Beverly acquisition and expansion of the franchise. There was an increase in salaries and employee benefits expenses for the year of $2.3 million as a result of additions to staff due to the Beverly acquisition and the Company's continued expansion of its branch footprint and lending activities. Included in the 2009 increase was $2.6 million in stock option plan expense. Deposit insurance increased by $1.8 million due to higher premiums and an $810,000 special assessment. Occupancy expense increased $885,000, or 17.4%, to $6.0 million for 2009 primarily due to an increase in leases related to our branch expansion. The increase in equipment, outside services and other operating expense was $482,000, $958,000 and $2.9 million, respectively, and were all impacted by our expanding franchise and transaction costs related to the Beverly merger.

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

        The Company has three interest rate swaps and one cap agreement that mature at various dates ranging from March 1, 2011 through May 1, 2015. The notional amount of the interest rate swaps and cap agreements was $30,163,000 with a variable pay rate of the 1 Month LIBOR and a fixed receive rate ranging from 6.20% through 7.29%.

        As of December 31, 2010, the fair value of derivative assets and liabilities associated with the Company's program to provide derivatives to certain borrowing customers was $741,000 and $747,000, respectively, which includes an adjustment related to the consideration of nonperformance risk in accordance with Accounting Standards Codification ("ASC") Topic 820 of $(24,000) and $18,000, respectively. Changes in fair value related to these non-hedge derivatives is recorded in other income. Fees earned in connection with the execution of derivatives related to this program are recognized in other non-interest income.

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

Impact of Recent Accounting Standards

        In June 2009, the Financial Accounting Standards Board ("FASB") issued guidance changing the accounting principles and disclosure requirements related to securitizations and special purpose entities. Specifically, this guidance eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. For situations in which only a portion of a financial asset is transferred, such as for a participation loan or the government guaranteed portion of a loan, if the transfer of the portion of the loan does not meet the criteria of a participating interest, then it must be accounted for as a secured borrowing rather than as a sale.

        In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan. This guidance expands existing disclosure requirements, became effective for the Company as of January 1, 2010 and did not have a material impact on the Company's consolidated financial statements.

        In January 2010, the FASB issued an ASU, Fair Value Measurements and Disclosures, Improving Disclosures about Fair Value Measurement. This ASU requires new disclosures and clarification of existing disclosures regarding recurring and non recurring fair value measurements to provide increased transparency to users of the financial statements. The new disclosures and clarification of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to the roll forward of activity for Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted this statement, except for the roll forward of activity for Level 3 fair value measurements, as of January 1, 2010 and this adoption did not have a material impact on the Company's consolidated financial statements.

        In July 2010, the FASB issued an ASU, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires an entity to provide disclosures that facilitate financial statement users' evaluation of (1) the nature of credit risk inherent in the entity's loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has provided the disclosures required as of December 31, 2010 (see Note 6 in the Consolidated Financial Statements beginning on page F-28). The adoption of this ASU had a significant impact on the disclosures in the Company's December 31, 2010 financial statements.

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

        For December 31, 2010, we used a simulation model to project changes for three rate scenarios. No simulation was run for the falling rate scenarios given that the Federal Funds rate is currently in the range between 0 and 25 basis points. This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario. In each of these instances, Federal Funds is used as the driving rate.

        The table below sets forth, as of December 31, 2010, the estimated changes in Danversbank's net interest income that would result.

	Net Portfolio Value(2)			Net Interest Income
		Estimated Increase (Decrease)			Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)(1)	Estimated NPV			Estimated Net Interest Income
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+300bp	$123,666	$(133,592)	(51.9%)	$77,461	$(17,647)	(18.6%)
+200bp	173,152	(84,106)	(32.7%)	84,955	(10,153)	(10.7%)
+100bp	221,905	(35,353)	(13.7%)	89,570	(5,538)	(5.8%)
0bp	257,258	—	0.0%	95,108	—	0.0%

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

        For the rising interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points. At December 31, 2010, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

        Our primary sources of funds are from deposits, customer repurchase agreements, amortization, prepayments, the maturity of loans and mortgage-backed securities and the maturity of other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by the interest rate environment, economic conditions and competition. We maintain excess funding in the form of cash and short-term interest-bearing deposits with one or more of our correspondent banking relationships. At December 31, 2010, cash and due from banks and cash equivalents totaled $30.2 million or 1.06% of total assets.

        We also rely on borrowings from the FHLBB as an additional funding source. Over the past several years, Danversbank has expanded its use of FHLBB advances to fund growth in the loan portfolio and to assist in the management of its interest rate risk. Danversbank's deposits increased by $334.2 million during the year ended December 31, 2010, and this was augmented by increases in outstanding FHLBB advances of $26.3 million. As of December 31, 2010, we had the ability to borrow an additional $168.4 million from the FHLBB.

        We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and borrowings, to fund other deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. Danversbank anticipates that it will continue to have sufficient funds and alternative funding sources to meet its commitments.

        Contractual Obligations.    The following table presents information indicating various contractual obligations and commitments of Danversbank as of December 31, 2010 and their respective maturity dates:

	Up to One Year	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$207,334	$13,897	$18,143	$6,910	$118,494	$364,778
Federal Reserve Bank—discount window	1,000	—	—	—	—	1,000
Repurchase agreements(1)	45,330	—	—	—	—	45,330
Subordinated debt	—	—	—	—	29,965	29,965
Operating leases	3,582	3,323	3,216	5,874	17,018	33,013

Total	$257,246	$17,220	$21,359	$12,784	$165,477	$474,086

(1)
All repurchase agreements mature on a daily basis and are secured by obligations of government-sponsored enterprises.

        On February 8, 2011, the Company exercised the call provision in the Trust II subordinated debt in the amount of $10,392,000, which consisted of principal and interest of $10,310,000 and $82,000, respectively.

        Loan Commitments.    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents information indicating various Danversbank's loan commitments outstanding and their respective maturity dates as of December 31, 2010:

	One Year or Less	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(In thousands)
Commitments to grant loans	$26,118	$—	$—	$—	$—	$26,118
Unfunded commitments under lines of credit	400,192	—	—	—	—	400,192
Unadvanced funds on construction loans	22,261	17,750	1,041	—	—	41,052
Commercial and standby letters of credit	4,002	316	192	—	—	4,510

	$452,573	$18,066	$1,233	$—	$—	$471,872

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

        Danversbank addresses such risks through the establishment of comprehensive policies and procedures with respect to internal controls, the management and operation of its information and communication systems, business contingency and disaster recovery, and compliance with laws, regulations and banking industry "best practice." Monitoring of the effectiveness of policies, procedures and our internal control structure is performed through a combination of Danversbank's internal audit program, through periodic internal and third-party compliance reviews, and through the ongoing attention of our managers charged with supervising compliance and operational controls. Oversight of these activities is provided by the Internal Audit Services department, Risk Committee and the Audit Committee of the Board of Directors of the Company.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements of Danvers Bancorp, Inc. begin on page F-1 of this annual report.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company's President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and other members of its senior management team have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act"), as amended. Based upon their evaluation, the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer and the Executive Vice President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that the information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission, commonly referred to as the "COSO" criteria. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Additionally, based upon management's assessment there were no material weaknesses in internal control over financial reporting as of December 31, 2010.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

        Wolf & Company, P.C., the independent registered public accounting firm that reported on the Company's consolidated financial statements, has audited and issued a report on the Company's internal control over financial reporting as of December 31, 2010, which can be found on page F-2 of this report.

Changes in Internal Controls Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2010, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

        Set forth below are the names and ages of our directors and executive officers and other biographical information. There are no family relationships between any director or executive officer.

Name	Position with Company	Age(1)
Kevin T. Bottomley	Chairman, President and Chief Executive Officer	57
Diane C. Brinkley	Director	60
Robert J. Broudo	Director	61
Craig S. Cerretani	Director	56
Brian C. Cranney	Director	53
John P. Drislane	Director	66
John R. Ferris	Director	53
Thomas Ford	Director	54
Mark B. Glovsky	Director	62
Neal H. Goldman	Director	58
Eleanor M. Hersey	Director	74
David J. Lahive	Senior Vice President and Chief Credit Officer	46
James J. McCarthy	Director, Executive Vice President and Chief Operating Officer	50
Michael W. McCurdy	Executive Vice President, General Counsel and Secretary and Director of Retail Banking	42
Mary C. McGovern	Senior Vice President and Chief Accounting Officer	46
Mary Coffey Moran, CPA	Director	54
Jack M. Murray, Jr.	Senior Vice President and Chief Auditor	59
J. Michael O'Brien	Director	56
John J. O'Neil	Director, Executive Vice President and Chief Lending Officer	56
L. Mark Panella	Executive Vice President and Chief Financial Officer	55
John M. Pereira	Director	54
Pamela C. Scott	Director	58
Peter Z. Shabowich	Senior Vice President and Chief Investment Officer	48
Diane T. Stringer	Director	56
Michael F. Tripoli	Director	52

(1)
Age is as of December 31, 2010.

        Kevin T. Bottomley, President and Chief Executive Officer.    Mr. Bottomley currently serves as our President and Chief Executive Officer. Mr. Bottomley became President and Chief Executive Officer of Danversbank in 1996. He became Chairman of the Board of Directors in 2003. Prior to arriving at Danversbank, he was the Chief Lending Officer and Executive Vice President at Boston Private Bank & Trust Company. Mr. Bottomley began his career at Bankers Trust in 1976 in the Asia Pacific division and also worked for many years at The First National Bank of Boston as a Vice President in its Asia Pacific Division in the Reverse Multinational Group and in its London Branch. Mr. Bottomley earned his undergraduate degree from Harvard College in 1974 and earned his M.B.A. from the University of Virginia in 1976. Mr. Bottomley's qualifications to serve on the Board include his demonstrated experience in executive leadership, strategic planning and governance of a public company.

        Diane C. Brinkley.    Ms. Brinkley served as the President and owner of Murphy's Fruit Mart, Inc. in Danvers, Massachusetts from 1980 until her retirement in 2005. She has been a member of the Board of Directors of Danversbank since 1988. Ms. Brinkley brings to the Board many years of business, management and customer based experience, along with a knowledge of crisis and risk management.

        Robert J. Broudo.    Mr. Broudo has served as Headmaster of the Landmark School in Beverly, Massachusetts, a private school for students with learning disabilities, since 1990. He has been a member of the faculty holding various positions at Landmark for over 40 years and throughout that time has been an active member of the North Shore community. Mr. Broudo served on the Boards of Trustees for the Waring and Glen Urquhart Schools. He currently serves on the Board of Trustees for the Brookwood School and is Chair of the Citizens' Advisory Council of the Beverly, Massachusetts Police Department. He has been a director at Danversbank since 1998. Mr. Broudo is a member of the Company's Governance and Compensation Committees. We believe Mr. Broudo's many years of service to the community and managerial experience at Landmark School have provided him with the qualifications to serve on the Board.

        Craig S. Cerretani.    Mr. Cerretani is a founding principal of Longfellow Financial, LLC and currently manages the company's Executive Benefit Practice in Boston, Massachusetts. Mr. Cerretani works extensively in the areas of executive and employee benefits planning as well as in wealth transfer techniques for closely held and/or family owned businesses. Mr. Cerretani earned his B.A. from The College of the Holy Cross in 1979. Additionally, Mr. Cerretani serves on a number of local community boards and provides leadership to a local community groups. Mr. Cerretani serves as the Chair of the Company's Governance Committee. Mr. Cerretani brings leadership, management and executive compensation skills to the Company's Board.

        Brian C. Cranney.    Mr. Cranney is President of the Cranney Companies in Danvers, Massachusetts, a diversified line of companies providing electrical, communications, HVAC and fabrication services for retail and commercial customers, which he founded in 1985. As president of the Cranney Companies, Mr. Cranney oversees the budget of a $16 million dollar company, determines costs for jobs and works on contract negotiations. He is an active member of the community, serving on several local, private company and non-profit Boards. As a member of the Board of Directors, he serves on the Company's Governance and Executive Committees. We believe Mr. Cranney's many years of hands-on business experience combined with his proven leadership skills make him an excellent member of the Board.

        John P. Drislane.    Mr. Drislane has been an independent commercial real estate developer since 2000 and is the former owner of Essex Bituminous Corp. Essex Bituminous Corp. was a manufacturer and supplier of construction materials to the heavy and highway construction industries. As head of the company, Mr. Drislane was involved the day-to-day running of the company including public relations, contract negotiations and labor relations, banking relations, and financial management. Mr. Drislane earned his B.A. in Finance from Babson College in 1970. He serves as the Chair of the Company's Audit Committee. With his many years of management experience and service to the community, we believe Mr. Drislane is well qualified to serve on the Board.

        John R. Ferris.    Mr. Ferris is the President of Boston Bay Group, LLC, an independent compensation and management consulting firm. From 2004 to 2010 he was the President and principal of Copley Capital, LLC, a management consulting firm. From 1995 to 2004, he served as President and COO of Mobility Services International. Prior to his tenure at Mobility Services, he was CEO of BioQuest and a Vice President of Freudenberg USA. He earned his B.A. in Economics from Boston College in 1979. He serves as Chair of the Company's Compensation Committee and as a member of the Governance Committee. Mr. Ferris brings his skills in the areas of compensation, strategic planning and marketing to the Board.

        Thomas Ford.    Mr. Ford has served as President of T Ford Company, Inc., a civil and environmental contracting company since 1987. In addition, he is principal in a number of real estate developments that include residential and commercial land development, new home construction and commercial rental property. Mr. Ford earned his B.S. in Civil Engineering at Northeastern University in 1978 and his M.S. in Civil Engineering at the Georgia Institute of Technology in 1982. He also earned his M.S. in Real Estate Development at the Massachusetts Institute of Technology in 1985. In addition to serving on the Board at Danversbank, Mr. Ford is also on the Board of Hospice of the North Shore. He is active in the community, contributing to charitable and civic events. He serves on the Company's Audit Committee. Mr. Ford brings business, management, and customer-based experience to the Board. With his many years as head of T Ford Company, he also brings extensive leadership experience.

        Mark B. Glovsky.    Mr. Glovsky is the Managing Member of Glovsky & Glovsky LLC, a general practice law firm located in Beverly, Massachusetts. He has been with the firm since 1973. Mr. Glovsky earned his undergraduate degree from Dartmouth College in 1970 and his law degree from Boston College Law School in 1973. Mr. Glovsky has been involved in many community and non-profit organizations throughout his career, including serving as Chairman of the Board of Directors of the North Shore Chamber of Commerce and Chairman of the Board of Trustees of Montserrat College of Art. We believe Mr. Glovsky's qualifications to serve on the Board include his extensive legal and business experience along with his involvement in the North Shore community.

        Neal H. Goldman.    Mr. Goldman has served as Vice President for Industry Relations at Iron Mountain Group in Boston, Massachusetts since 1999. He earned his B.S. in Business from Boston University in 1973 and his M.B.A. from Babson College in 1979. Mr. Goldman serves as the President of the Iron Mountain Charitable Foundation, and on the Board of Directors for the Jewish Rehab Center in Swampscott, MA. Mr. Goldman serves on the Board of Directors for the Danversbank Charitable Foundation. He is a member of the Company's Compensation Committee. We believe Mr. Goldman's qualifications to serve on the Board of Directors include his demonstrated experience in executive leadership, strategic planning, and governance of a public company.

        Eleanor M. Hersey.    Ms. Hersey is a retired treasurer of The Wakefield Corporation, a position she held from 1975 to 1989. As treasurer, she was responsible for the corporation's financials. Since 2001, she has been a partner and treasurer of Sunset Acres LLC, a real estate and investment company. In addition to her professional accomplishments, Ms. Hersey is actively involved in the community. She has been on the Board of Directors of the Danvers Community Council since 1994. As part of her work with the Community Council, she co-founded the Danvers People to People Food Pantry later in 1994. These organizations provide valuable services to the Danvers community. Ms. Hersey serves on the Audit committee of Danversbank. She brings experience in accounting, finance, and business management to the Board.

        David J. Lahive.    Mr. Lahive currently serves as our Senior Vice President and Chief Credit Officer. Mr. Lahive is primarily responsible for the Company's credit quality administration, loan risk oversight, management of the loan review process and lending policies. Mr. Lahive joined Danversbank in May of 2002 as the Senior Vice President of Commercial Real Estate Lending and he was appointed Senior Credit Officer in October of 2007. He joined Danversbank from MetroWest Bank where he was the Senior Vice President of Commercial Real Estate Lending. Prior to MetroWest Bank, he was employed by The Boston Five Cents Savings Bank as a Commercial & Construction Lending Officer.

        James J. McCarthy.    Mr. McCarthy currently serves as our Executive Vice President and Chief Operating Officer. Mr. McCarthy was the President and Chief Executive Officer of Revere Federal Savings Bank and joined Danversbank as Executive Vice President when the merger of the two institutions took place in September 2001. Mr. McCarthy worked at Revere Federal Savings Bank for 16 years prior to the merger and became the Chief Operating Officer of Danversbank in 2003. Prior to Revere Federal, Mr. McCarthy worked at Ernst & Young LLP for five years. Mr. McCarthy received a B.S. in Accounting from Northeastern University and became a CPA in 1983. Mr. McCarthy currently oversees the Finance, Retail Banking, Risk Management, Compliance, Facilities, Information Technology and Investment Departments of Danversbank. Mr. McCarthy brings business management, finance and accounting, along with industry knowledge, leadership, and strategic planning experience to the Board.

        Michael W. McCurdy.    Mr. McCurdy currently serves as our Executive Vice President, General Counsel, Secretary and Director of Retail Banking. Mr. McCurdy was the President and Chief Executive Officer of BankMalden and joined Danversbank as a Senior Vice President for Legal and Corporate Operations when the merger of the two institutions took place in February, 2007.            Prior to his tenure at BankMalden, Mr. McCurdy worked as an associate with a Boston law firm. Mr. McCurdy earned his B.A. in Political Science from University of California at Santa Barbara in 1990 and his J.D. from Suffolk Law School in 1996.

        Mary C. McGovern.    Ms. McGovern currently serves as our Senior Vice President and Chief Accounting Officer. Ms. McGovern was promoted to Chief Account Officer in December 2006 and Senior Vice President in September of 2008. Ms. McGovern joined Danversbank in May of 1999 as an Assistant Treasurer in the Finance Department. She has 20 years of banking experience having worked as a Financial Officer at Boston Private Bank & Trust Company for seven years and for four years as Assistant Controller at Capital Crossing Bank in Boston. She has also held the positions of Assistant Vice President and Controller, Vice President, and First Vice. She manages the Finance Department, which is responsible for all financial reporting, wire transfer processing, budgeting, account reconciliations as well as maintaining all aspects of the general ledger. Ms. McGovern received her B.A. in Mathematics from Emmanuel College and her M.B.A. in Finance at Babson College.

        Mary Coffey Moran, CPA.    Ms. Moran managed her own financial consulting business, MCM Consulting. She founded the company in 2001. Ms. Moran earned her B.A. in Economics from The College of the Holy Cross in 1977 and an M.B.A. and M.S. in Accounting from Northeastern University in 1979. She currently serves as a Trustee at The College of the Holy Cross. Ms. Moran serves on the Company's Audit Committee and is the Audit Committee's Financial Expert. With her background in finance and accounting, Ms. Moran brings a valuable skill set to the Board.

        Jack M. Murray, Jr.    Mr. Murray currently serves as our Senior Vice President and Chief Auditor. Mr. Murray joined Danversbank in 2002 as Vice President, Risk Management. He previously held positions with MetroWest Bank as Senior Vice President—Director of Internal Audit from 1998 to 2001, and as Senior Manager at KPMG LLP from 1994 to 1998. Mr. Murray oversees the Internal Audit function. He reports directly to the Audit Committee of the Board of Directors and administratively to James J. McCarthy, Executive Vice President & Chief Operating Officer.

        J. Michael O'Brien.    Mr. O'Brien is Chief Executive Officer and President of Eagle Air Freight, Inc. and Trustee of O'Brien Realty Trust of Chelsea, Massachusetts. He has held both positions since 1981. Mr. O'Brien serves as the Company's Lead Director and is a member of its Compensation and Executive Committees. Mr. O'Brien brings his experience and expertise in business management, company leadership, and corporate governance to the Board.

        John J. O'Neil.    Mr. O'Neil currently serves as our Executive Vice President and Chief Lending Officer. Mr. O'Neil joined Danversbank as Executive Vice President, Senior Lending Officer in November of 2001. As a member of senior management, Mr. O'Neil is directly responsible for managing Danversbank's commercial and residential loan portfolios and developing new loan products. Mr. O'Neil joined Danversbank from MetroWest Bank, where he was Executive Vice President, Senior Lender. He was previously employed by Boston Private Bank & Trust Company, where he was Senior Vice President, Commercial Lending, and USTrust and Patriot Bank, where he was Senior Vice President, Commercial Lending. Mr. O'Neil also serves as President of One Conant Capital, a subsidiary of Danversbank. Mr. O'Neil's extensive commercial lending, management and leadership experience provides value to the Board's deliberations and decision-making.

        L. Mark Panella.    Mr. Panella currently serves as our Executive Vice President and Chief Financial Officer. Mr. Panella joined the Danversbank in July of 1995 as Senior Vice President and Chief Financial Officer. He previously worked at Boston Private Bank & Trust Company as the Chief Financial Officer, Senior Operations Officer and Treasurer. He has also worked for two companies that provided software solutions to the banking industry. Mr. Panella is primarily responsible for the Company's financial reporting, investor relations, budgeting, insurance contract negotiations and overall accounting and regulatory compliance. He earned his B.A. in Economics from Dartmouth College in 1978.

        John M. Pereira.    Mr. Pereira has served as President of Combined Properties, Inc. since 1991, where he is currently Chief Executive Officer. Prior to joining Combined Properties Mr. Pereira was a partner at the law firm of Sherin and Lodgen. He earned his B.S. from the University of Massachusetts at Dartmouth and his J.D. from Boston College Law School in 1981. In addition to his work with the Board, he serves on the Board of Directors for the Malden YMCA, South Shore YMCA, and the Malden-based non-profit, Triangle. In addition to his position at Combined Properties, Mr. Pereira is a registered Real Estate Broker. As an attorney, Mr. Pereira brings his extensive legal and commercial real estate experience to the Board, along with his work in the business and non-profit communities.

        Pamela C. Scott.    Ms. Scott is President and CEO of LVCC, Inc., a corporate and non-profit business development and organizational consulting firm, founded in 2003. Ms. Scott has over 30 years of sales and management experience in financial and investment services. Previously, Ms. Scott managed client investments as a Senior Vice President at State Street Corporation and also led State Street Global Advisors' Charitable Asset Management department, serving non-profit organizations. Ms. Scott earned a B.A. in Economics from Rice University in 1973 and an M.B.A. in Finance from the Tuck School of Business at Dartmouth College in 1975. Ms. Scott brings investment management and non-profit organizational experience to the Company's Board.

        Peter Z. Shabowich.    Mr. Shabowich currently serves as our Senior Vice President and Chief Investment Officer. Mr. Shabowich joined Danversbank in June of 1983. Mr. Shabowich manages the Company's investment portfolio, is responsible for external borrowings, and formulates ALCO strategies. Mr. Shabowich works with the loan department on interest rate swaps and derivative products. In addition, Mr. Shabowich serves as the Company's Director of Security. Mr. Shabowich earned a B.A. from Merrimack College in 1986, his M.B.A. from Salem State College in 1993 and his M.S. in Criminal Justice Administration from Western New England College in 1995.

        Diane T. Stringer.    Ms. Stringer has served as the President and Chief Executive Officer of Hospice of the North Shore since 1989. She earned her B.S. in Nursing from Case Western Reserve University in 1976 and her M.S. in Health Policy from Harvard University in 1982. Ms. Stringer brings business and management experience, along with her extensive background in customer relations and care to the Board.

        Michael F. Tripoli.    Mr. Tripoli is a founding partner in the firm Grandmaison & Tripoli, LLP, a CPA firm located in Danvers, Massachusetts and founded in 1985. He earned his undergraduate degree from Merrimack College in 1980 and a Master of Science in Taxation from Bentley College in 1990. Mr. Tripoli is actively involved in several local community organizations, including the American Institute of CPA's, the Massachusetts' Society of CPA's, and the North Shore Chamber of Commerce. Mr.Tripoli serves on the Company's Audit and Risk Committees. He is also a past member of the Board of Advisors of Bishop Fenwick High School and the Past-Treasurer and Member of the Board of Trustees of North Shore Music Theater. Mr. Tripoli's experience and background in accounting and finance provides value to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

        The Company's common stock is registered with the SEC pursuant to Section 12 of the Exchange Act. Accordingly, our directors, senior management and beneficial owners of more than 10% the Company's common stock are required to disclose beneficial ownership and changes in beneficial ownership on Forms 3, 4 and 5, which are filed with the SEC. Based on the Company's review of copies of these reports, the Company believes its directors and senior management timely complied with the reporting requirements of Section 16(a) for the period ended December 31, 2010.

Code of Business Conduct and Ethics

        The Company has adopted a Code of Business Conduct and Ethics (the "Code") that set forth standards of ethical business conduct for all directors, officers and employees of the Company. Additionally, the Code of Business Conduct and Ethics is in conformity with the requirements of the Sarbanes-Oxley Act of 2002 and the NASDAQ Stock Market LLC listing standards. A copy of the Code and any amendments to or waivers of the requirements under the Code, are available on the Company's website under the investor relations tab at www.danversbank.com.

        The board of directors has established a means for employees, customers, suppliers, stockholders and other interested parties to submit confidential and anonymous reports of suspected or actual violations of our Code of Business Conduct and Ethics relating, among other things, to:

  •
  Accounting practices, internal accounting controls or auditing matters and procedures;

  •
  Theft or fraud of any amount;

  •
  Insider trading;

  •
  Performance and execution of contracts;

  •
  Conflicts of interest; and

  •
  Violations of securities and antitrust laws.

        Any employee, stockholder or other interested party can submit a report to the Audit Committee either in writing to: Internal Audit Services, P.O. Box 161, Danvers, Massachusetts 01923; or by calling the Ethics Reporting Program at (800) 765-3277. Such reports may be submitted confidentially or anonymously. In addition, a report may be submitted by email to audit.services@danversbank.com. (Please note, however, that anonymity cannot be maintained for email.)

Nomination Process

        There have not been any material changes to the procedures by which stockholders may submit nominees to the Board of Directors.

Audit Committee

        The Audit Committee currently consists of John P. Drislane (Chair), Thomas Ford, Eleanor M. Hersey, Mary Coffey Moran and Michael F. Tripoli. The Board of Directors has determined that Ms. Moran qualifies as an "audit committee financial expert" as defined by the SEC and that all members of the Audit Committee are independent and financially sophisticated in accordance with the listing standards of the NASDAQ Stock Market LLC.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

        This section provides a description of the roles and responsibilities of the Compensation Committee of the Company's Board of Directors. Additionally, this section details the Company's executive compensation philosophy and contains a discussion of each material element of the Company's executive officer compensation program as it relates to the following "named executive officers" (the "Named Officers") whose compensation information is detailed more completely in the tables contained in the following section:

Kevin T. Bottomley	President & Chief Executive Officer
James J. McCarthy	Executive Vice President/Chief Operating Officer
John J. O'Neil	Executive Vice President/Chief Lending Officer
L. Mark Panella	Executive Vice President/Chief Financial Officer
Michael W. McCurdy	Executive Vice President/General Counsel and Secretary/Director of Retail Banking
Donat A. Fournier(1)	Executive Vice President/Wealth Management

(1)
Mr. Fournier voluntarily resigned from his position effective December 6, 2010. Had he remained with the Company through December 31, 2010, he would have been a Named Officer, thus his information will be disclosed in this Compensation Discussion and Analysis where appropriate. Mr. Fournier began his employment with the Company on November 1, 2009.

Executive Summary

        The Company's success depends on our ability to hire and retain highly qualified executives that have the potential to influence our performance and enhance shareholder value over time. The Company seeks to accomplish this goal in a way that is aligned with the long-term interests of the Company's shareholders. The Compensation Committee oversees the executive compensation program and determines the compensation for the Company's executive officers. The Committee believes that the Named Officers were instrumental in helping the Company thrive and achieve strong financial performance in the challenging economic environment in 2010.

        In 2010, the Company reported relatively strong financial results. At year end, the Company recorded net income of $18.2 million and assets of $2.9 billion. The Company's total deposit balances increased by $334 million, or 18.9% for the year ended December 31, 2010, and the Company opened new branch locations in Boston and Needham. In 2010, the Company reported loan growth (including loans held for sale) of $113 million and its asset quality metrics remained relatively stable. Also, the Company completed the successful integration of Beverly National Corporation following the merger of Beverly National Bank and Danversbank in early, 2010. For additional information, see Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation on page 62.

        The Company believes that the executive compensation program has served the Company well, as evidenced by the Company's strong performance in 2010.

Role of the Compensation Committee

        The Compensation Committee is responsible for discharging the Board's responsibilities regarding the compensation philosophy, program and practices as they relate to the Company's directors and Named Officers. The primary purpose of the Compensation Committee is to develop, approve and implement compensation policies and plans that are fair and appropriate to attract, retain and motivate executives to further the Company's long-term strategic plan and drive stockholder value.

        The Compensation Committee meets throughout the year and held six meetings in 2010. The frequency of the meetings was indicative of the work undertaken by the Compensation Committee to provide for a reasonable, competitive and sound compensation program. Four members of the Board serve on the Compensation Committee, each of whom is independent.

Use of Consultants

        The Compensation Committee has the authority to engage independent compensation consultants to assist it in the compensation process. The consultants are retained by and report directly to the Compensation Committee. The Compensation Committee places no restrictions on consultants within the scope of contracted services. The Compensation Committee does not prohibit management from engaging these consultants for other services; however, any engagements must be approved by the Compensation Committee. The consultants provide expertise and information about competitive trends in the employment marketplace, including established and emerging compensation practices at other companies.

        During 2010, the firm of Pearl Meyer & Partners ("PM&P"), a nationally-recognized executive compensation firm was engaged by the Company to serve as the Compensation Committee's independent compensation consultant for the purpose of evaluating the Company's compensation philosophy and objectives and compensation programs, including a comprehensive review of executive officer and Board compensation and providing ongoing advice to the Compensation Committee throughout the year. Additionally, the Compensation Committee utilized the services of the law firms of Goodwin Procter LLP and Hogan Lovells LLP on issues related to executive and board compensation. The Compensation Committee has direct access to these legal and compensation advisors throughout the year.

Role of Executive Officers and Management

        The Compensation Committee regularly meets in executive session. The Compensation Committee occasionally requests one or more members of executive or senior management to be present at committee meetings where executive compensation and Company or individual performance are discussed and evaluated. Executives may provide insight, suggestions or recommendations regarding executive compensation. However, only Compensation Committee members vote on decisions regarding executive compensation.

        The Company's President and Chief Executive Officer provides recommendations to the Compensation Committee on matters of compensation philosophy, performance measures, plan design and the general guidelines for executive officer compensation and these recommendations are then considered by the Compensation Committee. The Compensation Committee meets with the President and Chief Executive Officer to discuss his performance and compensation package, but ultimately decisions regarding his compensation is made solely based upon the Compensation Committee's deliberations, as well as input from the compensation consultant as requested. The Compensation Committee reviews recommendations from the President and Chief Executive Officer, as well as input from the compensation consultant as requested, in its approval of compensation decisions regarding other executive officers.

Compensation Philosophy and Objectives

        The Compensation Committee believes that the most effective compensation program is one that is designed to attract and retain qualified and experienced officers and, at the same time, is reasonable, competitive, and aligned with our compensation (or pay for performance) philosophy. The

Compensation Committee uses a combination of widely recognized industry surveys and publicly available data from proxy statements for purposes of comparing appropriate compensation levels for all of the Company's senior executives. In utilizing these surveys and data, the Compensation Committee gives particular attention to banks of comparable size and geographic location, and seeks to ensure the Company's compensation programs are reasonably structured when compared with banking franchises of similar size, scope and business model.

        Our philosophy is to align our executive compensation with performance which is represented through a combination of short and long-term incentives. This allows us to target market median total compensation for meeting our performance goals while varying actual compensation to reflect our actual performance both short-term and long-term. We believe that superior performance should be rewarded with above-average pay (e.g., 75th percentile) while less than average performance should result in lower than average pay. We recognize that the pay-performance relationship is dynamic and varies year to year. However, our goal is that sustained high performance should be rewarded by above market total compensation.

Compensation Benchmarking

        In late 2009, following the acquisition of Beverly National Corporation, the Compensation Committee instructed PM&P to update the Peer Group used by the Compensation Committee to make compensation decisions to ensure that it included companies of similar asset size and complexity. As a result, the 2010 Peer Group was updated and now consists of 24 institutions ranging from $1 billion to $5 billion in total asset size.

        The Peer Group was as follows:

Assets of $1 Billion—$5 Billion
• Independent Bank Corp.	• Suffolk Bancorp
• Hudson Valley Holding Corp.	• Northfield Bancorp, Inc. (MHC)
• Washington Trust Bancorp, Inc.	• Dime Community Bancshares, Inc.
• Tompkins Financial Corporation	• WSFS Financial Corporation
• Berkshire Hills Bancorp, Inc.	• TrustCo Bank Corp NY
• Financial Institutions, Inc.	• Sun Bancorp, Inc.
• Camden National Corporation	• Provident New York Bancorp
• State Bancorp, Inc.	• Lakeland Bancorp,Inc.
• Arrow Financial Corporation	• Smithtown Bancorp, Inc.
• Century Bancorp, Inc.	• Kearny Financial Corp (MHC)
• Flushing Financial Corporation	• OceanFirst Financial Corp
• Oritani Financial Corp (MHC)	• First of Long Island Corporation

2010 Compensation Elements and Decisions

        In 2010, the compensation of the Named Officers primarily consisted of the following elements:

  •
  base salaries;

  •
  annual cash bonuses;

  •
  equity incentive awards;

  •
  retirement benefits; and

  •
  perquisites and other personal benefits.

Base Salaries

        The Company provides its executive officers with an annual base salary to compensate them for services rendered during the year. The Compensation Committee targets annual base salary ranges that are competitive with the market median (e.g. 50th percentile) for each executive's specific role. Competitive pay ranges represent a range +/-15% of the market median to provide guidelines for the Compensation Committee in making pay decisions. Actual pay levels for each executive are reviewed and determined annually based on an assessment of the executive officer's level of achievement and performance in the role. Merit increases normally take effect in January of each year. During its review of base salaries for executives, the Compensation Committee considered:

  •
  market data;

  •
  an internal review of the executive's compensation, both individually and relative to other executive officers;

  •
  the individual performance of the executive;

  •
  the qualifications, performance and contributions of the officer; and

  •
  the Company's financial condition and results of operations.

        In 2010, the Compensation Committee set the annual base salaries for the Named Officers at levels that were consistent with the market analysis and pay guidelines developed by PM&P and reflective of the Compensation Committee's assessment of the individual officer's level of achievement, experience and performance.

        In certain cases, the annual base salary for a Named Officer exceeded the 50th percentile of the Peer Group. In these cases, the Compensation Committee determined that the unique leadership and experience of these individuals warranted an annual base salary that exceeded the median level but was still within the market range guidelines for the position.

Named Officer	2010 Base Salary	Increase
Mr. Bottomley	$493,765	$23,512
Mr. McCarthy	$270,000	$15,020
Mr. O'Neil	$261,145	$12,435
Mr. Panella	$216,320	$8,320
Mr. McCurdy(1)	$190,000	$10,000
Mr. Fournier(2)	$261,332	—

(1)
Mr. McCurdy was promoted from Senior Vice President to Executive Vice President in March, 2010 and on July 2, 2010 his base salary was increased to $210,000. Mr. McCurdy's annualized salary for 2010 was $200,370.

(2)
2010 was Mr. Fournier's first full year of employment with the Company.

Short-term Incentives

        The Company's Annual Incentive Plan (the "Incentive Plan") is designed to recognize and reward employees for their collective contributions to the Company's success. The Incentive Plan rewards participants based on overall performance reflecting a combination of Company and individual performance goals that are critical to the Company's growth and profitability.

        In 2010, the Company's Named Officers were eligible to receive an annual cash bonus as part of the Company's Incentive Plan. The Incentive Plan provides for cash target awards of 40% of annual base salary for the President and Chief Executive Officer and 35% of annual base salary for the other

Named Officers. The actual opportunity for each executive ranges from 50% of target for achieving threshold or minimum performance to 150% of target for achieving superior performance. If acceptable performance for the Company or the executive is not achieved at least at threshold level, an incentive award will not be paid.

        The actual bonuses awarded under the Incentive Plan are determined at the end of the fiscal year based on a combination of Company and individual performance.

Funding and Description of the Incentive Plan

        The funding of the Company's Incentive Plan was based on the Company achieving 75% of its budgeted net income for 2010. Once the Company achieved this target, the Incentive Plan was funded and the Company's employees were eligible to receive a cash bonus under the Incentive Plan. In the event that the Company's actual net income for 2010 did not equal at least 75% of the budgeted net income figure, the Incentive Plan pool would not fund and no cash bonuses would be paid out.

        To determine the amount of the pool that would be used to pay employee cash bonuses, the Compensation Committee, in consultation with members of the Company's executive management team and PM&P, defined a set of Company performance metrics that were critical to the Company's success in 2010. The Company's performance in these areas was then compared to the results achieved by those companies in the Company's Peer Group and, based on the Company's favorable performance relative to those in the 80th percentile of its Peer Group, employees were then eligible to receive a cash bonus.

        The Compensation Committee defined eight specific areas of performance that were to be used to measure the Company's performance against that of its peers to determine the amount of bonus pool that was available for payment to Company employees. Specifically, the Company's performance in the following areas was measured against the composite performance of those companies in the 80th percentile of the Company's Peer Group: (1) loan growth; (2) deposit growth; (3) non-interest income as a percentage of average assets; (4) cost of interest bearing liabilities; (5) total assets per full-time employees; (6), total deposits per full-time employee; (7) non-performing loans as a percentage of total loans; and, (8) net charged off loans as a percentage of total loans. If the Company's performance in a specific metric exceeded the performance of the 80th percentile in its Peer Group, the full percentage of the bonus assigned to that metric was paid out. If the Company's performance did not exceed the 80th percentile, the percentage achieved relative to the 80th percentile was paid out.

        The following table sets forth the performance metrics and their assigned weights:

Danvers Bancorp, Inc. and Subsidiaries
Incentive Compensation Metrics

Metric	% of Total Available Bonus
Loan Growth	5.00%
Deposit Growth	5.00%
Non-Interest Income as a Percentage of Average Assets	10.00%
Cost of Interest-Bearing Liabilities	10.00%
Total Assets per Full-time Employee	12.50%
Total Deposits per Full-time Employee	12.50%
Non-Performing Loans as a Percentage of Total Loans	12.50%
Net Charged Off Loans as a Percentage of Total Loans	12.50%
Budget-to-Actual	20.00%

        In addition to Company performance, individual performance goals were established for the purpose of evaluating the performance of individual employees. The individual performance goals for Named Officers are determined by their role, the members of the executive management team and, in the case of the President and Chief Executive Officer, the Compensation Committee.

Payment of Annual Cash Incentive

        In 2010, the Company reported net income of $18.2 million against a budgeted net income figure of $14.8 million. As a result, the Incentive Plan was funded and the Company's employees were eligible to receive a cash bonus.

        Additionally, the Company successfully achieved 88.66% of the performance goals that were established in the Incentive Plan. The following table sets forth the Company's performance in specified areas compared to the performance of the financial institutions in the 80th percentile of the Company's Peer Group:

Danvers Bancorp, Inc. and Subsidiaries
Incentive Compensation Percentage Payout

Metric	Peer Group 80th Percentile	Danvers Bancorp, Inc.	Performance Relative to Peer Group 80th Percentile	% of Potential Bonus	% of Bonus Paid
Loan Growth	6.07%	6.00%	98.91%	5.00%	4.95%
Deposit Growth	10.21%	20.67%	100.00%	5.00%	5.00%
Non-Interest Income as a Percentage of Average Assets	1.17%	0.44%	37.54%	10.00%	3.75%
Cost of Interest-Bearing Liabilities	1.13%	1.70%	49.56%	10.00%	4.96%
Total Assets per Full-time Employee	6.10	7.02	100.00%	12.50%	12.50%
Total Deposits per Full-time Employee	5.12	5.44	100.00%	12.50%	12.50%
Non-Performing Loans as a Percentage of Total Loans	1.24%	1.05%	100.00%	12.50%	12.50%
Net Charged Off Loans as a Percentage of Total Loans	0.26%	0.15%	100.00%	12.50%	12.50%
	YTD Actual	YTD Budget
Budget-to-Actual	$18,201	$14,813	100.00%	20.00%	20.00%
		2010 Performance:			88.66%

        After reviewing the Company's performance in these areas, and in consideration of its successful integration of the Beverly National Corporation and the conversion of Beverly National Bank, the Compensation Committee exercised its discretion and set the bonus payout at 90% of target for all eligible employees.

        In addition to the cash bonuses awarded under the Company's Incentive Plan, the Compensation Committee considers additional Company and individual performance factors when making bonus awards to Named Officers.

        Despite continued uncertainty and instability in the financial services industry throughout 2010, the Company's performance remained strong. The Company was able to outperform its Peer Group in a majority of the performance goals established by the Compensation Committee, successfully complete the integration of the Beverly National Bank franchise following its conversion in February, 2010, and continue its branch expansion into new markets, including Boston and Needham. The Compensation Committee considered these achievements in addition to its evaluation of the individual performance of the Company's Named Officers.

        After reviewing the Company's performance in these areas combined with its evaluation of the individual achievement of each Named Officer, the Compensation Committee authorized incentive payments for Named Officers for the fiscal year 2010. In accordance with the Incentive Plan, each Named Officer can receive incentive awards ranging from 0% to 150% of their target. In the case of the President and Chief Executive Officer, the Chief Operating Officer and Chief Lending Officer, the Compensation Committee awarded a bonus equivalent to 150% of the target awards to reflect superior individual performance and leadership. The Compensation Committee awarded the Chief Financial Officer and General Counsel/Director of Retail Banking cash incentive awards that were equivalent to 125% of the target incentive level.

        The Company's Executive Vice President and Director of Wealth Management resigned effective December 6, 2010. In consideration of his service to the Company throughout 2010, his efforts in reorganizing the Danversbank Wealth Management Group following the integration of the Beverly National Trust department, and consistent with Company practice regarding the payment of its cash bonuses, the Compensation Committee exercised it discretion and awarded him a bonus of 100% of his targeted bonus payout.

        The awards were within the plan guidelines and reflect individual and Company performance. We report any awards above the 90% funded Incentive Plan amounts as discretionary bonuses in our Summary Compensation Table since these individual awards were above the Incentive Plan funding target.

Long-Term Incentives

        2008 Stock Option and Incentive Plan.    In 2008, the stockholders approved the Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan (the "Stock Plan") to provide officers, employees and directors of the Company with additional incentives to promote the growth and performance of the Company, to align management and Board interests with those of the Company's stockholders, and provide a means for the Company to attract and retain superior employees and directors.

        Employees and outside directors of the Company or its subsidiaries are eligible to receive awards under the Stock Plan. Awards may be granted in a combination of incentive and non-statutory stock options or restricted stock awards. The exercise price of options granted under the plan may not be less than the fair market value on the date the stock option is granted.

        On February 4, 2010, the Compensation Committee approved the restricted stock and stock option grants to the directors of the Company and five (5) members of senior management, including the Named Officers. Awards were made within regulatory limits and in line with the Company's compensation philosophy. In making award decisions, the Compensation Committee reviewed regulatory guidelines, industry and market data, and input provided by independent compensation consultants. In particular, the Compensation Committee considered the stock award grants of converted financial institutions in determining stock award grants for the members of the executive and senior management teams. The Compensation Committee also considered recommendations from the Chief Executive Officer for grants to other Named Officers.

        In addition, on November 2, 2010, the Compensation Committee approved a stock option grant to a new member of senior management. The decision to grant stock awards to a number of officers at the Company is consistent with the goal of compensating employees for sustained long-term growth and achieving shareholder value, as stock options deliver value only when the value of the Company's stock increases.

        All stock options awarded to the Named Officers were incentive stock options, to the maximum extent permitted by law. All awards of restricted stock and options on common stock reflected in the Stock Compensation Table for Named Officers reflect a five-year vesting schedule (20% per year).

Pursuant to the awards, all awardees, including the Named Officers, are entitled to cash dividends on common stock awards, whether such awards are vested or not. Currently, the cash dividend rate on restricted stock is $0.04 per share per quarter.

        Vesting of an option or restricted stock award will accelerate upon the occurrence of the Named Officer's death or disability. Upon the occurrence of an event constituting a change in control of the Company as defined in the Stock Plan, all stock options will become fully vested, and all restricted stock awards then outstanding will vest free of restrictions.

Retirement Benefits

        401(k) Plan.    The Company provides all of its employees, including the Named Officers, with tax-qualified retirement benefits through the Company's 401(k) plan. We believe that a 401(k) plan is an attractive retirement vehicle in recruiting superior officers. All Named Officers that meet the eligibility requirements participate in the 401(k) plan on a non-discriminatory basis. Named Officers, like other employees, may begin deferring compensation as of the first day of the month following the completion of twelve months of employment with the Company. The Company provides a 401(k) match equal to 100% of participant contributions, up to 4% of each participant's compensation.

        The Company's 401(k) plan has an individual account for each participant's contributions and allows each participant to direct the investment of his or her account in a variety of investment funds. One investment alternative is the Danvers Bancorp Stock Fund. The Danvers Bancorp Stock Fund permits participants to invest up to 50% of their account balances in the Company's common stock.

        Nonqualified Deferred Compensation Plan.    Since contributions to the 401(k) plan are subject to IRS limits, the Company offers a nonqualified deferred compensation plan to provide certain Named Officers, with the opportunity for additional deferrals. A similar arrangement is also available to the Company's directors. Deferrals are credited with interest at a rate equal to the rate on the highest yielding certificate of deposit issued by the Bank during the calendar quarter. Under the plan, Named Officers designated as participants by the Board of Directors may defer bonus payments otherwise payable to them in the calendar year. Participants are 100 percent vested in their voluntary deferrals. Participants receive distributions from the plan upon separation from service or death, or on a fixed date selected by the participants. Plan benefits are paid in a lump sum or annual installments over a period not exceeding ten years, in accordance with participants' elections. Upon the death of the participant, the designated beneficiary receives any remaining payments due under the plan.

        No Named Officers are participating in our deferred compensation plan. Accordingly, the "Nonqualified Deferred Compensation Table" is omitted.

        Supplemental Executive Retirement Plan.    The Company also provides supplemental executive retirement benefits for Messrs. Bottomley, McCarthy, O'Neil and Panella through a supplemental executive retirement plan (the "SERP"). The Company provides these retirement benefits in order to remain competitive and to attract and retain our senior executives who were hired later on in their careers. Under this SERP, the Company provides Messrs. Bottomley, McCarthy, O'Neil and Panella with an annual benefit payable for 15 years upon retirement and after attaining age 65 equal to a fixed percentage of the average compensation of their highest three calendar years within the final five calendar years of their employment, reduced by the sum of the benefits payable under our pension plan, the bank-funded benefits under our 401(k) plan and 50 percent of Social Security benefits. The fixed percentage is 75 percent in the case of Mr. Bottomley and 65 percent for Messrs. McCarthy and O'Neil and 60 percent for Mr. Panella.

        If a participant dies while employed by the Company, his beneficiary is entitled to receive 15 annual payments equal to a fixed percentage of the average compensation of the participant's highest three calendar years within the final five calendar years of the participant's employment. The fixed percentage is 75 percent in the case of Mr. Bottomley, 65 percent for Messrs. McCarthy and O'Neil, and 60 percent for Mr. Panella. Participants may also retire early at age 60 with ten years of service and receive a reduced benefit. Reduced benefits are also payable if a participant is terminated without cause prior to attaining early or normal retirement age. The reduction for payment of benefits prior to attainment of age 65 is waived if a participant's employment is terminated on account of death, disability or termination of employment after a change of control. The Company believes that the benefits payable to participants after termination are appropriate and consistent with the purposes of providing competitive retirement benefits and attracting and retaining our senior executives who were hired later on in their careers. The Company's executives view the SERP benefit as a critical component of their compensation package. If they are unable to continue working for us until their normal retirement age as a result of disability, death or termination without cause, the Company believes it is appropriate to provide them with a certain level of benefits in these circumstances. In lieu of payments over 15 years, a participant may also elect to receive his benefit in a present value lump sum and all participants have made this election.

        Employee Stock Ownership Plan.    In January 2008, the Company adopted an employee stock ownership plan for its eligible employees who have attained age 21 and have completed one year of service. The Company engaged an independent third party trustee to purchase, on behalf of the employee stock ownership plan, that number of shares equal to 8% of the sum of the number of shares sold in our initial public offering plus the number of shares contributed to the Charitable Foundation, the total of which is 1,427,400 shares. The third party trustee funded its purchase in the offering through a loan from the Company. The loan was equal to 100% of the aggregate purchase price of the Common Stock. The loan to the employee stock ownership plan is repaid principally from the Company's contributions to the employee stock ownership plan and dividends payable on Common Stock held by the employee stock ownership plan over the anticipated 20-year term of the loan at a rate of 3.25%, adjustable annually.

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

        Plan participants are entitled to direct the plan trustee on how to vote common stock credited to their accounts. The trustee will vote allocated shares held in the employee stock ownership plan as instructed by the plan participants and unallocated shares will be voted in the same ratio on any matter as those shares for which instructions are given, subject to the fiduciary responsibilities of the trustee.

        ESOP Restoration Plan.    In 2008, the Company implemented an ESOP Restoration Plan that provides benefits to selected officers whose benefits under the Company's employee stock ownership plan are limited by applicable tax limits. The amount of benefits is limited to the amount that would have been provided under our employee stock ownership plan but for the application of the tax limits. Benefits are payable in cash to participants upon their termination of employment. In 2010, 2009 and 2008, Messrs. Bottomley, McCarthy and O'Neil were eligible for coverage by the Company's ESOP Restoration Plan.

        Split-Dollar Life Insurance Agreement.    The Company is the sole owner of a life insurance policy pertaining to Mr. Bottomley, whereby the Company will pay to Mr. Bottomley's estate or beneficiary a portion of the death benefit that the Company will receive as beneficiary of such policy.

        Employment Agreements.    The Company provides Employment Agreements for certain Named Officers. The Company entered into these agreements in connection with its conversion to a publicly-held stock institution. The agreements were intended to provide the Company with the continued employment and undivided attention of its Named Officers during and following the conversion without the potential distraction resulting from the reduction of job security inherent in employment by a publicly held institution. The agreements provide assurances to Named Officers regarding the continued payment of salary and benefits in the event of involuntary termination or a change in control of the Company. The agreements appropriately reflect the changed nature of executive employment with a publicly-held company compared to a mutual institution. See "Item 11—Executive Compensation—Employment Agreements" beginning on page 104 of this Annual Report on Form 10-K.

Perquisites and Other Personal Benefits

        The Company's benefits program is designed to provide moderately competitive market/industry income replacement plans in the event of executive retirement, sickness, accident, death and disability. Given the Company's desire to focus the majority of its total compensation on performance-based rewards, the Company strives to provide meaningful financial and welfare benefit security for the Named Officers of the Company.

        The Company also offers various fringe benefits to its Named Officers including group policies for medical insurance and individual long term care insurance (excluding Mr. McCurdy and Mr. Fournier). The Company provides individual and family coverage to Named Officers, with the executive officer being responsible for a portion of the premium. The Company's Named Officers are provided with an automobile allowance, and the Company pays club dues for certain Named Officers and provides tax gross-ups for these perquisites. The Compensation Committee believes these benefits are appropriate and assist these officers in fulfilling their employment obligations.

Impact of Accounting and Tax on the Form of Compensation

        The Compensation Committee and management consider the accounting and tax (individual and corporate) consequences of the compensation plans prior to making changes to the plans. In the consideration of equity awards going forward the Compensation Committee intends to consider the impact of ASC Topic 718 and Section 162(m) of the Internal Revenue Code (which limits deduction of compensation paid to certain Named Officers to $1,000,000 unless the compensation is "performance-based").

Clawback Policy

        In addition to any other remedies available to the Company and subject to applicable law, if the Board or any committee of the Board determines that it is appropriate, the Company may recover in whole or in part any bonus, incentive payment, equity award or other compensation received by an officer of the Company to the extent that such bonus, incentive payment, equity award or other compensation is or was based on any financial results or operating metrics that were impacted by the officer's knowing or intentional fraudulent or illegal conduct, including the making of a material misrepresentation contained in the Company's financial statements.

Stock Ownership Guidelines

        The Compensation Committee believes that Company stock ownership by Company directors and executive officers strengthens their commitment to the Company's future and further aligns their interests with those of the Company's stockholders. The Compensation Committee encourages the Company's directors and executive officers to purchase and own Company stock and discourages sales of Company stock except pursuant to a pre-arranged plan. The Compensation Committee is of the opinion that the number of shares of the Company's stock owned by each director and executive officer is a personal decision and, independent of any stock ownership requirements that are imposed by law, does not require directors or executive officers to purchase and/or own Company stock. The Compensation Committee will review the Company's policy on Company stock ownership on a periodic basis to evaluate the stock ownership practices of directors and executive officers and to consider any necessary changes or enhancements to the Company's policy on Company stock ownership.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee consists of Messrs. Ferris (Chair), Broudo, Goldman, and O'Brien. No member of the Compensation Committee is a current or former officer or employee of the Corporation or the Bank.

Compensation Committee Report(1)

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2010 for filing with the SEC.

(1)
The following Compensation Committee Report is provided in accordance with the rules and regulations of the SEC. Pursuant to such rules and regulations, this report shall not be deemed "soliciting materials," filed with the SEC, subject to Regulation 14A or 14C of the SEC or subject to the liabilities of Section 18 of the Exchange Act.

The Compensation Committee
John R. Ferris (Chair)
Robert J. Broudo
Neal H. Goldman
J. Michael O'Brien

Dated: March 8, 2011

Executive and Director Compensation Tables

        Summary Compensation Table.    The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2010, 2009 and 2008 awarded to or earned by our Named Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)		Total ($)
Kevin T. Bottomley	2010	493,765	98,753	—	—	197,506	1,176,801	104,403	(6)	2,071,228
President/Chief	2009	470,253	107,161	2,319,602	1,331,440	169,291	379,551	88,108		4,865,406
Executive Officer	2008	450,000	126,000	—	—	144,000	351,201	73,138		1,144,339
L. Mark Panella	2010	216,320	18,928	—	—	75,712	359,040	56,896	(7)	726,896
Executive Vice	2009	208,000	22,280	462,800	266,288	65,520	113,743	45,948		1,184,579
President/Chief Financial Officer	2008	200,000	7,500	—	—	56,000	291,024	40,795		595,319
James J. McCarthy	2010	270,000	47,250	—	—	94,500	382,597	74,564	(8)	868,911
Executive Vice	2009	254,980	36,143	1,035,255	499,290	80,319	73,530	69,917		2,049,434
President/Chief Operating	2008	244,000	59,780	—	—	68,320	86,279	50,168		508,547
John J. O'Neil	2010	261,145	45,700	—	—	91,401	443,647	67,397	(9)	909,290
Executive Vice	2009	248,710	35,255	1,034,833	499,290	78,344	138,757	62,495		2,097,684
President/Chief Lending Officer	2008	238,000	58,310	—	—	66,640	165,135	59,456		587,541
Michael W. McCurdy	2010	200,370	17,533	—	25,560	70,130	—	54,139	(10)	367,732
Executive Vice President/	2009	180,000	15,000	185,120	66,572	48,600	—	33,692		528,984
General Counsel and Secretary/	2008	157,500	12,500	—	—	44,100	—	26,983		241,083
Director of Retail Banking
Donat A. Fournier	2010	261,332	—	197,700	85,200	82,320	—	25,031	(11)	651,583
Executive Vice	2009	N/A	N/A	N/A	N/A	N/A	N/A	N/A		N/A
President/	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A		N/A
Director of Wealth Management

(1)
The amounts in this column represent the bonus granted at the discretion of the Compensation Committee in excess of the amount of non-equity incentive plan compensation paid. The amount earned in 2010, 2009 and 2008 were paid in 2011, 2010 and 2009, respectively.

(2)
Represents the grant date fair value of stock awards granted under the Company's 2008 Stock Option and Incentive Plan.

(3)
Represents the grant date fair value of option awards granted under the Company's 2008 Stock Option and Incentive Plan.

(4)
Compensation shown in this column represents payments earned under the Annual Incentive Compensation Plan. The amounts earned in 2010, 2009 and 2008 were paid in 2011, 2010 and 2009, respectively.

(5)
In 2010, the amounts in this column are comprised of the change in the value of accumulated benefits under the SERPs.

(6)
In 2010, the amount includes: (1) a 401(k) plan match, which was 100% up to the first 4% of participant compensation, in the amount of $9,800, (2) an automobile expense of $20,813, (3) a country club membership of $15,368, (4) a tax gross up on certain perquisites of $14,314, (5) a split-dollar life insurance premium in the amount of $10,095, (6) a long-term care insurance premium of $14,788 and (6) an ESOP share allocation of $19,225, and (7) an ESOP Restoration Plan allocation of $18,841.

(7)
In 2010, the amount includes (1) a 401(k) plan match, which was 100% up to the first 4% of participant compensation, in the amount of $8,653, (2) an automobile expense of $14,865, (3) a tax gross up on certain perquisites of $1,610, (4) an ESOP share allocation of $16,981, and (5) a long-term care insurance premium of $14,787.

(8)
In 2010, the amount includes: (1) a 401(k) plan match, which was 100% up to the first 4% of participant compensation, in the amount of $9,800, (2) an automobile expense of $17,622, (3) a country club membership of $5,355, (4) a tax gross up on certain perquisites of $6,784, (5) a long-term care insurance premiums of $15,778 and (6) an ESOP share allocation of $19,225, and (7) an ESOP Restoration Plan allocation of $1,587

(9)
In 2010, the amount includes: (1) a 401(k) plan match, which was 100% up to the first 4% of participant compensation, in the amount of $9,800, (2) an automobile expense of $11,287, (3) a country club membership of $6,100, (4) a tax gross up on certain perquisites of $6,805, (5) a long-term care insurance premium of $14,180, and (6) an ESOP share allocation of $19,225, and (7) an ESOP Restoration Plan allocation of $904

(10)
In 2010, the amount includes: (1) a 401(k) plan match, which was 100% up to the first 4% of participant compensation, in the amount of $8,015, (2) an automobile expense of $17,246, (3) a country club membership of $5,201 (4) a tax gross up on certain perquisites of $7,948, and (5) an ESOP share allocations of $15,729.

(11)
Mr. Fournier joined the Company in 2010 as a result of the Company's acquisition of Beverly National Corporation. In 2010, the amount includes: (1) a 401(k) plan match, which was 100% up to the first 4% of participant compensation, in the amount of $9,800, (2) an automobile expense of $12,901, and (3) a country club membership of $2,330.

        The assumptions used in determining the grant date fair value can be found in Note 19 to the Company's financial statements included elsewhere in this report.

        Outstanding Equity Awards at Fiscal Year-End.    The following table itemizes outstanding option awards and stock awards held by the Company's Named Officers as of December 31, 2010:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)	Options Expiration Date(2)	Number of Shares or Units of Stock that Have Not Vested (#)(3)	Market Value of Shares or Units of Stock that Have Not Vested ($)(4)
Kevin T. Bottomley	02/09/09	71,200	284,800	13.00	02/09/19	142,825	2,523,718
L. Mark Panella	02/09/09	14,240	56,960	13.00	02/09/19	28,480	503,242
James J. McCarthy	02/09/09	26,700	106,800	13.00	02/09/19	63,953	1,130,050
John J. O'Neil	02/09/09	26,700	106,800	13.00	02/09/19	63,921	1,129,484
Michael W. McCurdy	02/09/09	3,560	14,240	13.00	02/09/19	11,392	201,297
	02/04/10	—	6,000	13.18	02/04/20	—	—
Donat A. Fournier	02/04/10	—	20,000	13.18	02/04/20	15,000	265,050

(1)
Option awards vest 20% per year from the date of the grant and are fully vested in year five.

(2)
Options expire ten years from the grant date (five years for a 10% owner).

(3)
Stock awards vest 20% per year over a five-year period.

(4)
The amount shown represents the number of stock awards that have not vested multiplied by the closing price of the Company's common stock on December 31, 2010, which was $17.67.

(5)
As a result of Mr. Fournier's resignation he forfeited all shares of Company stocked granted to him on February 4, 2010.

        Grants of Plan-Based Awards.    The following table provides additional information about cash incentive awards payable on 2010 performance and restricted stock and option awards granted to the Company's Named Officers during 2010:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)		All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)
						Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Target ($)	Maximum ($)
Kevin T. Bottomley	02/28/10	197,506	296,259
	02/04/10			425			5,602
	02/04/10				—	13.18	—

							5,602

L. Mark Panella	02/28/10	75,712	113,568
	02/04/10			—			—
	02/04/10				—	13.18	—

							—

James J. McCarthy	02/28/10	94,500	141,750
	02/04/10			1,297			17,094
	02/04/10				—	13.18	—

							17,094

John J. O'Neil	02/28/10	91,401	137,101
	02/04/10			1,265			16,673
	02/04/10				—	13.18	—

							16,673

Michael W. McCurdy	02/28/10	70,130	105,194
	02/04/10			—			—
	02/04/10				6,000	13.18	25,560

							25,560

Donat A. Fournier	02/28/10	91,466	137,199
	02/04/10			15,000			197,700
	02/04/10				20,000	13.18	85,200

							282,900

(1)
Company's Named Officers were eligible to receive an annual cash bonus as part of the Company's Incentive Plan. The Incentive Plan provides for cash target awards of 40% of annual base salary for the President and Chief Executive Officer and 35% of annual base salary for the remaining Named Officers. The actual opportunity for each executive ranges from 50% of target for achieving threshold or minimum performance to 150% of target for achieving superior performance. If acceptable performance for the Company or the executive is not achieved at least at threshold level, an incentive award will not be paid (a detailed description of the plan is included in "Short-term Incentives" beginning on page 24).

(2)
Represents time based share awards discussed in "Long-term Incentives" above.

(3)
The exercise price is the closing price of the Company's common stock on the NASDAQ Stock Market LLC on the grant date.

(4)
For the restricted stock, fair value is the market value of the underlying stock on the grant date (which is the same as the exercise price). For options, the fair value on the grant date was $4.26, which was calculated using the Black Scholes option-pricing model, which can be found in Note 19 to the Company's financial statements contained elsewhere in this report.

(5)
As a result of Mr. Fournier's resignation he forfeited all shares of Company stock granted to him on February 4, 2010.

        Outstanding Equity Awards.    The following table itemizes outstanding option awards and stock awards held by the Company's Directors as of December 31, 2010:

		Option Awards
				Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)			Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)		Option Exercise Price ($)	Options Expiration Date (2)	Number of Shares or Units of Stock that Have Not Vested (#)(3)	Market Value of Shares or Units of Stock that Have Not Vested ($)(4)
Brinkley, Diane C.	02/04/10	—	—	—			983	17,370
	02/09/09	6,700	26,800	26,800	13.00	02/09/19	12,208	215,715
Broudo, Robert J.	02/04/10	—	—	—			983	17,370
	02/09/09	6,700	26,800	26,800	13.00	02/09/19	12,208	215,715
Cerretani, Craig S.	02/04/10	—	—	—			983	17,370
	02/09/09	6,700	26,800	26,800	13.00	02/09/19	12,208	215,715
Cranney, Brian C.	02/04/10	—	—	—			983	17,370
	02/09/09	6,700	26,800	26,800	13.00	02/09/19	12,208	215,715
Drislane, John P.	02/04/10	—	—	—			983	17,370
	02/09/09	6,700	26,800	26,800	13.00	02/09/19	12,208	215,715
Ferris, John R.	02/04/10	—	—	—			983	17,370
	02/09/09	6,700	26,800	26,800	13.00	02/09/19	12,208	215,715
Ford, Thomas	02/04/10	—	—	—			983	17,370
	02/09/09	6,700	26,800	26,800	13.00	02/09/19	12,208	215,715
Glovsky, Mark B.	02/04/10	—	10,000	10,000	13.18	02/04/20	983	17,370
Goldman, Neal H.	02/04/10	—	—	—			983	17,370
	02/09/09	6,700	26,800	26,800	13.00	02/09/19	12,208	215,715
Hersey, Eleanor M.	02/04/10	—	—	—			983	17,370
	02/09/09	6,700	26,800	26,800	13.00	02/09/19	12,208	215,715
Moran, Mary C.	02/04/10	—	—	—			983	17,370
	02/09/09	6,700	26,800	26,800	13.00	02/09/19	12,208	215,715
O'Brien, J. Michael	02/04/10	—	—	—			983	17,370
	02/09/09	6,700	26,800	26,800	13.00	02/09/19	12,208	215,715
Pereira, John M.	02/04/10	—	—	—			983	17,370
	02/09/09	6,700	26,800	26,800	13.00	02/09/19	12,208	215,715
Scott, Pamela C.	02/04/10	—	10,000	10,000	13.18	02/04/20	983	17,370
Stringer, Diane T.	02/04/10	—	—	—			983	17,370
	02/09/09	6,700	26,800	26,800	13.00	02/09/19	12,208	215,715
Tripoli, Michael F.	02/04/10	—	10,000	10,000	13.18	02/04/20	983	17,370

(1)
Option awards vest 20% per year from the date of the grant and are fully vested in year five.

(2)
Options expire ten years from the grant date (five years for a 10% owner).

(3)
Stock awards vest 20% per year over a five-year period.

(4)
The amount shown represents the number of stock awards that have not vested multiplied by the closing price of the Company's common stock on December 31, 2010, which was $17.67.

  Option Exercises and Stock Vested.

        The following table sets forth, for each of our Named Officers, the value of securities vested as of December 31, 2010. No stock option awards were exercised in 2010.

	Option Awards		Stock Awards
Officer	Number of Securities Acquired on Exercise (#)	Value Received on Exercise ($)	Number of Securities Acquired on Vesting (#)	Value Received on Vesting (#)
Kevin T. Bottomley	—	—	35,600	482,380
L. Mark Panella	—	—	7,120	96,476
James J. McCarthy	—	—	15,664	212,247
John J. O'Neil	—	—	15,664	212,247
Michael W. McCurdy	—	—	2,848	38,590

        Pension Benefits Table.    The following table sets forth, for each of our Named Officers, the present value of accumulated benefits payable under the SERP.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)
Kevin T. Bottomley	Supplemental Executive Retirement Plan	15	4,033,503
President / Chief Executive Officer
L. Mark Panella	Supplemental Executive Retirement Plan	16	971,616
Executive Vice President / Chief Financial Officer
James J. McCarthy	Supplemental Executive Retirement Plan	25	1,111,936
Executive Vice President / Chief Operating Officer
John J. O'Neil	Supplemental Executive Retirement Plan	9	1,594,650
Executive Vice President / Chief Lending Officer
Michael W. McCurdy	Supplemental Executive Retirement Plan	N/A	N/A
Executive Vice President/General Counsel and Secretary/Director of Retail Banking
Donat A. Founnier	Supplemental Executive Retirement Plan	N/A	N/A
Executive Vice President/Director of Wealth Management

(1)
Present value of accumulated benefits under the SERP and mortality rate assumptions are consistent with those used for our financial reporting purposes, as of December 31, 2010, that retirement age is based upon the earliest retirement age.

        Potential Payments upon Termination or Change-in-Control.    Assuming the employment of the Company's Named Officers were to be terminated under the circumstances listed below, each as of December 31, 2010, the following individuals would be entitled to the following payments and benefits under the terms of their employment agreements and other arrangements:

Kevin T. Bottomley

Payment and Benefits Upon Separation	Voluntary Separation	Involuntary Termination Not For Cause or Termination For Good Reason	Involuntary Termination For Cause	Termination Upon Death	Termination Upon Disability	Termination After Change-in- Control Without Cause
Cash Payment	$—	$2,370,072	$—	$320,947	$—	$2,370,072
Stock Plan	—	3,221,678	—	4,186,238	4,186,238	4,186,238
SERP Payments	4,033,503	4,272,507	—	6,005,523	5,489,040	5,489,040

Total:	$4,033,503	$9,864,257	$—	$10,512,708	$9,675,278	$12,045,350

L. Mark Panella

Payment and Benefits Upon Separation	Voluntary Separation	Involuntary Termination Not For Cause or Termination For Good Reason	Involuntary Termination For Cause	Termination Upon Death	Termination Upon Disability	Termination After Change-in- Control Without Cause
Cash Payment	$—	$932,880	$—	$129,792	$—	$932,880
Stock Plan	—	643,434	—	835,746	835,746	835,746
SERP Payments	971,616	1,029,189	—	1,845,459	1,508,890	1,508,890

Total:	$971,616	$2,605,503	$—	$2,810,997	$2,344,636	$3,277,516

James J. McCarthy

Payment and Benefits Upon Separation	Voluntary Separation	Involuntary Termination Not For Cause or Termination For Good Reason	Involuntary Termination For Cause	Termination Upon Death	Termination Upon Disability	Termination After Change-in- Control Without Cause
Cash Payment	$—	$1,235,250	$—	$152,988	$—	$1,235,250
Stock Plan	—	1,342,855	—	1,753,495	1,753,495	1,753,495
SERP Payments	1,111,936	1,177,823	—	2,661,745	2,151,910	2,151,910

Total:	$1,111,936	$3,755,928	$—	$4,568,228	$3,905,405	$5,140,655

John J. O'Neil

Payment and Benefits Upon Separation	Voluntary Separation	Involuntary Termination Not For Cause or Termination For Good Reason	Involuntary Termination For Cause	Termination Upon Death	Termination Upon Disability	Termination After Change-in- Control Without Cause
Cash Payment	$—	$1,194,738	$—	$156,687	$—	$1,194,738
Stock Plan	—	1,342,516	—	1,752,929	1,752,929	1,752,929
SERP Payments	1,594,650	1,689,141	—	2,591,896	2,267,753	2,267,753

Total:	$1,594,650	$4,226,395	$—	$4,501,512	$4,020,682	$5,215,420

 Michael W. McCurdy

Payment and Benefits Upon Separation	Voluntary Separation	Involuntary Termination Not For Cause or Termination For Good Reason	Involuntary Termination For Cause	Termination Upon Death	Termination Upon Disability	Termination After Change-in- Control Without Cause
Cash Payment	$—	$—	$—	$—	$—	$864,096
Stock Plan	—	—	—	311,363	311,363	311,363
SERP Payments	—	—	—	—	—	—

Total:	$—	$—	$—	$311,363	$311,363	$1,175,459

        Employment Agreements.    In January 2008, the Company entered into employment agreements with Kevin T. Bottomley, L. Mark Panella, James J. McCarthy and John J. O'Neil, referred to below as the executives or executive. The Company's continued success depends to a significant degree on the executives' skill and competence, and the employment agreements help to ensure a stable management base.

        The employment agreements provide for three-year terms. The three-year term of each employment agreement shall automatically be extended each day after the commencement of such agreement, so that at any point during each executive's employment the then remaining term is three years. In addition to the base salary, the employment agreements provide for, among other things, participation in stock benefits plans, an automobile allowance and other fringe benefits applicable to executive personnel.

        The employment agreements provide for termination by the Company for "cause," as defined in the employment agreement, at any time. If the executive's employment is terminated for cause, the executive (or his authorized representative or estate) shall be entitled to receive earned but unpaid base salary, incentive compensation earned but not yet paid, unpaid expense reimbursements, accrued but unused vacation and any vested benefits the executive may have under any executive officer benefit plan, including without limitation the SERP.

        If the Company chooses to terminate an executive's employment without "cause," or if an executive resigns with "good reason" (defined as: (i) a substantial diminution or other substantial adverse change, not consented to by the executive in writing, in the nature or scope of the executive's responsibilities, authorities, powers, functions or duties; (ii) any removal, during the term, from the executive of his title that is not consented to in writing by the executive; (iii) an involuntary reduction in the executive's base salary except for across-the-board salary reductions based on our financial performance similarly affecting all senior management personnel; (iv) a breach by the Company of any of its material obligations under the employment agreement; (v) the involuntary relocation of the Company's offices at which the executive is principally employed or the involuntary relocation of the offices of the executive's primary workgroup to a location more than 25 miles from such offices; (vi) the Company's failure to obtain an effective agreement from any successor to assume and agree to perform the terms of the employment agreement; (vii) a change in control; or (viii) a determination by the Board not to continue to extend the term of employment), the executive will receive a lump sum amount equal to three times the sum of (A) the executive's base salary and (B) the greater of his target cash bonus for the year of termination or his highest cash bonuses earned in the preceding three years. The Company will also provide them with a payment equal to the value of the stock options and restricted stock they would have earned if they had remained employed with the Company for three additional years. The Company would also continue and/or pay for the executive's health, vision and dental coverage for three years. In addition, the executive is entitled to receive (and in the case of his death, his surviving spouse, or estate if there is no surviving spouse) a pro rata portion of the his target cash bonus for the year of termination, based on the portion of the calendar year during which the executive was employed before termination. The employment agreements provide that the executive will receive a tax gross-up payment, relating to excise tax or penalties imposed on benefits and severance received in connection with a change in control of the Company. The employment agreements further provide that the Company will indemnify the executive to the fullest extent legally allowable. In return for the benefits provided by the employment agreements, each executive agrees to certain restrictive covenants, including noncompetition and nonsolicitation agreements for 12 months (18 months in the event the executive terminates within 30 days after a change in control) after termination of employment.

        On February 23, 2007, Danversbank entered into a three-year employment agreement with Michael W. McCurdy. Under the agreement, Mr. McCurdy received a base salary, annual cash bonus, health, dental and vision benefit coverage for a term of 36 months following termination of employment. The agreement terminated on February 23, 2010.

        Change in Control Agreement.    On February 1, 2010, the Company entered into a change in control agreement with Michael W. McCurdy, which will be in effect for 12 months following a change in control, which replaced an existing change in control agreement. Under the agreement, in the event that within 12 months after a change in control, as defined in the agreement, Danversbank or Danvers Bancorp, Inc. or their successors terminates the employment of an individual covered by the agreement without cause, as defined in the agreement, or if the individual voluntarily resigns with good reason, as defined in the agreement, the individual will receive a lump sum payment in the amount equal to three times the sum of (a) the officer's annual base salary and (b) the greater of the officer's target cash bonus for the year of termination or the officer's highest cash bonus earned in the preceding three years, subject to the limitations imposed by Section 280G of the Internal Revenue Code. The agreements also provide for continued health, dental and vision benefit coverage for 36 months following termination of employment. In connection with the merger, Mr. McCurdy could receive aggregate compensation and benefits equal to approximately $989,436 under his change in control agreement, subject to the limitations imposed by Section 280G of the Internal Revenue Code.

        Settlement Agreements.    In connection with the merger, People's United, People's United Bank, Danvers Bancorp and Danversbank entered into settlement agreements with each of Kevin T. Bottomley, L. Mark Panella, James J. McCarthy and John J. O'Neil pursuant to which each executive will receive the payments and benefits provided under his settlement agreement in satisfaction of all rights to payments and benefits under the executive's individual employment agreement and the Supplemental Executive Retirement Plan or, in the case of Mr. Panella, the Supplemental Retirement Agreement. In connection with the merger, rights to most of these payments and benefits would have otherwise been triggered absent the settlement agreement. Upon the closing of the merger, each settlement agreement specifies that the executive will execute a release of claims against People's United, People's United Bank, Danvers Bancorp and Danversbank.

        The terms of each settlement agreement are substantially similar, except as noted below. Under the settlement agreements Messrs. Bottomley, Panella, McCarthy and O'Neil will receive lump sum severance amounts equal to the total of (i) $2,538,777, $965,328, $1,325,250 and $1,281,303, respectively, (ii) an amount equal to a pro rata portion of the executive's target cash annual bonus for calendar year 2011 and (iii) a gross-up for any excise taxes imposed on the executive under Section 4999 of the Code as a result of the merger. The amount of the gross-up for any excise taxes imposed on the executive under Section 4999 of the Code is subject to adjustment pursuant to the terms of each executive's employment agreement but is expected to be approximately $4,030,620, $1,283,447, $1,740,337 and $1,769,714, respectively, assuming a merger closing on June 30, 2011.

        Each of Messrs. Bottomley, Panella, McCarthy and O'Neil will also receive a lump sum payment in satisfaction of all rights to payments and benefits under the SERP, as described below, equal to $5,489,034, $1,508,890, $2,151,910, and $2,267,753 respectively.

        In addition, in satisfaction of the obligations contained in each executive's employment agreement, the executives and their dependents will receive continued group health, dental and vision insurance coverage for thirty-six months, with the executive paying the same share of any premiums the executive was paying as an employee.

        In order for each executive to pay the remaining premiums due on the long-term care insurance policies maintained for the benefit of the executive and the executive's spouse, Messrs. Bottomley, Panella, McCarthy and O'Neil will also receive lump sum payments on the closing date of $103,512, $103,507, $110,447 and $99,257, respectively. The settlement agreements for Messrs. Panella, McCarthy and O'Neil also provide that these executives will receive ownership and title of the company-provided automobile utilized by the executive.

        SERP Payments.    The amounts shown in the tables above represent payments under the Supplemental Executive Retirement Plan. For further discussion of the Supplemental Executive Retirement Plan or the Supplemental Retirement Agreement. See "Retirement Benefits—Supplemental Executive Retirement Plan" on page 94.

        In connection with the merger, Messrs. Bottomley, Panella, McCarthy and O'Neil would have been entitled to receive lump sum payments under the Supplemental Executive Retirement Plan equal to approximately $5,489,040, $1,508,890, $2,151,910 and $2,267,753, respectively. Under the settlement agreements described above, Messrs. Bottomley, Panella, McCarthy and O'Neil have agreed to accept the lump sum distributions specified in their respective settlement agreements in full satisfaction of all rights to payments or benefits under the Supplemental Executive Retirement Plan.

        Director Compensation.    The Company's primary goal is to provide competitive and reasonable compensation to independent directors in order to attract and retain qualified candidates to serve on the Company's Board. Directors who are also officers of the Company are not eligible to receive board fees. All fees earned are paid in cash and are eligible for deferral under the Non Qualified Deferred Compensation Plan, as defined below.

        Cash Retainer and Meeting Fees for Non-Employee Directors.    The following table sets forth the applicable retainers and fees paid to our non-employee directors for their service on the Board of Directors of Danvers Bancorp, Inc. and Danversbank during 2010:

Fee per board meeting attended	$800
Fee per committee meeting attended	$700
Annual retainer	$10,000 / year
Danversbank Board of Investment Committee member fee	$15,000 / year

        The following table sets forth certain information as to the total remuneration paid to our directors other than Messrs. Bottomley, McCarthy and O'Neil for the year ended December 31, 2010. No compensation was paid to Messrs. Bottomley, McCarthy or O'Neil for their services as director.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Brinkley, Diane C.	26,500	12,956	—	9,452	48,908
Broudo, Robert J.	49,200	12,956	—	15,205	77,361
Cerretani, Craig S.	37,800	12,956	—	14,537	65,293
Cranney, Brian C.	44,300	12,956	—	15,441	72,697
Drislane, John P.	42,100	12,956	—	16,561	71,617
Ferris, John R.	56,817	12,956	—	15,004	84,777
Ford, Thomas	45,700	12,956	—	14,650	73,306
Glovsky, Mark B.	24,400	12,956	131,800	14,641	183,797
Goldman, Neal H.	32,800	12,956	—	14,912	60,668
Hersey, Eleanor M.	32,100	12,956	—	—	45,056
Moran, Mary C.	32,100	12,956	—	10,932	55,988
O'Brien, J. Michael	47,800	12,956	—	14,537	75,293
Pereira, John M.	26,500	12,956	—	15,006	54,462
Scott, Pamela C.	34,700	12,956	131,800	11,413	190,869
Stringer, Diane T.	27,900	12,956	—	14,401	55,257
Tripoli, Michael F.	33,900	12,956	131,800	14,447	193,103

(1)
Reflects all fees earned or paid for services as a director of Danvers Bancorp, Inc. and Danversbank ($800 per Board Meeting attended, $700 per Committee Meeting attended, and $1,250 monthly for the Danversbank Board of Investment Committee) and annual retainer paid in 2010 ($10,000) for services as a director earned during 2009. Also includes amounts which have been deferred at the election of the non-employee directors and compensation for serving on committees of the Board of Directors. Mr. O'Brien received $15,000 for services as Lead Director; Mr. Drislane received $10,000 for services as Chairman of the Audit Committee; Mr. Ferris received $10,000 for services as Chairman of the Compensation Committee; and Mr. Cerretani received $8,000 for services as Chairman of the Governance Committee.

(2)
Stock awards vest 20% per year over a five-year period. The dollar value is grant date fair value of the awards. For the assumptions used in calculating the grant date fair value under ASC 718, see Note 19 to the financial statements contained elsewhere in this report.

(3)
Option awards vest 20% per year from the date of the grant and are fully vested in year five. The maximum term of each option is ten years (five years for a 10% owner). The dollar value is grant date fair value of the awards. For the assumptions used in calculating the grant date fair value under ASC 718, see Note 19 to the financial statements contained in elsewhere in this report.

(4)
Represents the long-term care insurance paid by the Company for each board member.

        Nonqualified Deferred Compensation Plan.    The Company offers a nonqualified deferred compensation plan to provide directors with the opportunity to defer all or a portion of their fees. Deferrals are credited quarterly with interest at a rate equal to the average yield on the Company's loan portfolio for the preceding calendar year. Beginning January 1, 2011, deferrals are credited quarterly with interest at a rate equal to the rate of the highest yielding certificate of deposit issued by the Bank during the calendar quarter. Participants are 100 percent vested in their voluntary deferrals. Participants receive distributions from the plan upon separation from service or death, or on a fixed date selected by the participants. Plan benefits are paid in a lump sum or annual installments over a period not exceeding ten years, in accordance with participants' elections. Upon the death of the participant, the designated beneficiary receives any remaining payments due under the plan. The Company has prohibited deferrals under this plan for calendar years beginning on or after January 1, 2011.

        Directors' Deferred Compensation Plan.    Beginning January 1, 2011, the Company offers the Directors' Deferred Compensation Plan, which is a nonqualified deferred compensation plan, to provide directors with the opportunity to defer all or a portion of their cash and equity compensation. Participants may elect to reduce their cash compensation or their equity compensation for the upcoming year by a percentage amount or by a specific dollar amount. Cash compensation deferred under the Plan will be adjusted to reflect the amount that would result if the compensation were invested in the highest yielding certificate of deposit issued by the Company during the relevant deferral period. Equity compensation deferred under the Plan will be treated as if it is invested in shares of the Company during the relevant deferral period. Upon deferring compensation, participants may specify a date on which to receive a lump sum distribution of all amounts they deferred under the Plan or all amounts deferred during a calendar year. The Plan provides for early distributions in certain control transactions or if an individual participant dies, becomes disabled or is terminated.

        Other Benefits.    The Company provides individual long term care insurance to its directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners, Directors and Management

        Persons and groups who beneficially own in excess of five percent of the Common Stock are required to file certain reports with the SEC regarding ownership. The following table sets forth, as of March 11, 2011, the shares of Common Stock beneficially owned by each person who was the beneficial owner of more than five percent of the Company's Common Stock, including shares owned by its directors and executive officers.

Name and Address of Owner	Shares of Common Stock	Percent of Class of Ownership
BlackRock, Inc.(1) 40 East 52nd Street New York, NY 10022	1,329,342	6.4%
First Bankers Trust Services, Inc. as Trustee for the Danvers Bancorp, Inc. Employee Stock Ownership Plan(2) One Conant Street Danvers, MA 01923	1,426,526	6.8%
Wellington Management Company, LLP(5) 75 State Street Boston, MA 02109	1,156,063	5.5%

(1)
Based exclusively on a Schedule 13G filed by BlackRock, Inc. on January 21, 2011.

(2)
Reflects shares held in ESOP for the benefit of employees of the Company based exclusively on a Schedule 13G filed by First Bankers Trust Services, Inc. on February 10, 2011. Under the terms of the ESOP, the ESOP Trustee will vote shares allocated to participants' accounts in the manner directed by the ESOP Committee. The Trustee is subject to fiduciary duties under ERISA. The Trustee disclaims beneficial ownership of the shares of common stock held in the ESOP.

(3)
Based exclusively on a Schedule 13G filed by Wellington Management Company, LLP on February 12, 2010. The filer claimed shared power to vote or direct the vote of 1,327,963 shares and shared power to dispose or to direct the disposition of 1,434,701 shares.

        The following table details, as of December 31, 2010, information concerning the beneficial ownership of our Common Stock by:

  •
  Each director;

  •
  Our principal executive officer, principal financial officer and principal operating officer in 2010; and

  •
  All directors and named executive officers as a group.

        In general, beneficial ownership includes those shares that can be voted or transferred.

Director	Age	Position	Director Since	Term Expires	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Kevin T. Bottomley	57	Chairman, President and Chief Executive Officer	1996	2012	318,429	(3)	*
Diane C. Brinkley	60	Director	1988	2012	30,642	(4)	*
Robert J. Broudo	61	Director	1998	2012	31,642	(5)	*
Craig S. Cerretani	56	Director	2003	2012	49,642	(6)	*
Brian C. Cranney	53	Director	2002	2013	51,022	(7)	*
John P. Drislane	66	Director	1996	2013	62,642	(8)	*
John R. Ferris	53	Director	1993	2013	34,520	(9)	*
Thomas Ford	54	Director	1999	2013	62,142	(10)	*
Mark B. Glovsky	62	Director	2009	2012	17,619	(11)	*
Neal H. Goldman	58	Director	2004	2011	72,492	(12)	*
Eleanor M. Hersey	74	Director	1988	2012	32,642	(13)	*
James J. McCarthy	49	Executive Vice President, Chief Operating Officer	2001	2013	153,599	(14)	*
Michael W. McCurdy	41	Executive Vice President, General Counsel and Secretary and Director of Retail Banking	N/A	N/A	32,106	(15)	*
Mary Coffey Moran	54	Director	2007	2012	44,642	(16)	*
J. Michael O'Brien	56	Director	2001	2011	55,342	(17)	*
John J. O'Neil	56	Executive Vice President, Chief Lending Officer	2001	2011	145,083	(18)	*
L. Mark Panella	55	Executive Vice President, Chief Financial Officer	N/A	N/A	83,893	(19)	*
John M. Pereira	54	Director	2007	2011	69,642	(20)	*
Diane T. Stringer	56	Director	1999	2011	37,142	(21)	*
Pamela C. Scott	58	Director	2009	2012	4,012	(22)	*
Michael F. Tripoli	52	Director	2009	2012	12,346	(23)	*
Directors and Officers as a group (21) persons					1,401,241		10.02%

*
Less than 1%

(1)
Does not include 585,900 shares owned by the Danversbank Charitable Foundation, Inc. The directors of the foundation are Messrs. Goldman, Pereira, O'Brien, O'Neil, Ardiff and Dawley, Ms. Hersey, Ms. Stringer and Ms. Brinkley. The President, Treasurer and Clerk are Messrs. Bottomley, McCarthy and Ford, respectively.

(2)
Calculated based on 22,316,125 of outstanding shares of Danvers Bancorp, Inc. common stock as of March 1, 2011.

(3)
Consists of: a) 41,523 shares as to which Mr. Bottomley has sole voting and investment power; b) 142, 400 shares issuable pursuant to options exercisable within 60 days of March 1, 2011; c) 107,140 unvested restricted stock shares as to which he has sole voting power; d) 17,737 shares held in a 401(k) account as to which he has sole voting power, e) 3,629 shares held in the Company's Employee Stock Ownership Plan as to which he has shared voting power and f) and 6,000 shares over which his wife has sole voting and investment power.

(4)
Consists of: a) 7,300 shares as to which Ms. Brinkley has sole voting and investment power; b) 13,400 shares issuable pursuant to options exercisable within 60 days of March 1, 2011; and c) 9,942 unvested restricted stock shares as to which she has sole voting power.

(5)
Consists of: a) 8,300 shares as to which Mr. Broudo has sole voting and investment power; b) 13,400 shares issuable pursuant to options exercisable within 60 days of March 1, 2011; and c) 9,942 unvested restricted stock shares as to which he has sole voting power.

(6)
Consists of: a) 16,300 shares as to which Mr. Cerretani has sole voting and investment power; b) 13,400 shares issuable pursuant to options exercisable within 60 days of March 1, 2011; c) 9,942 unvested restricted stock shares as to which he has sole voting power; d) and 10,000 shares as to which he holds sole voting and dispositive power as Trustee for the James V. Cerretani 2002 Trust.

(7)
Consists of: a) 22,000 shares as to which Mr. Cranney has sole voting and investment power; b) 13,400 shares issuable pursuant to options exercisable within 60 days of March 1, 2011; c) 9,942 unvested restricted stock shares as to which he has sole voting power; d) 5,000 shares held in a 401(k) account as to which he has sole voting power, e) 380 shares held in in an IRA as to which he has sole voting power and investment power f) and 300 shares held in an IRA account over which his wife has sole voting and investment power.

(8)
Consists of: a) 29,300 shares as to which Mr. Drislane has sole voting and investment power; b) 13,400 shares issuable pursuant to options exercisable within 60 days of March 1, 2011; c) 9,942 unvested restricted stock shares as to which he has sole voting power and d) 10,000 shares over which his wife has sole voting and investment power.

(9)
Consists of: a) 9,888 shares as to which Mr. Ferris has sole voting and investment power; b) 13,400 shares issuable pursuant to options exercisable within 60 days of March 1, 2011; c) 9,942 unvested restricted stock shares as to which he has sole voting power d) 500 shares held in an IRA as to which he has sole voting power and investment power; e) 440 shares held in an IRA as to which his wife has sole voting power and investment power; and f) 350 shares held by his wife as custodian for a minor child as to which his wife has sole voting power and investment power.

(10)
Consists of: a) 8,800 shares as to which Mr. Ford has sole voting and investment power; b) 13,400 shares issuable pursuant to options exercisable within 60 days of March 1, 2011; c) 9,942 unvested restricted stock shares as to which he has sole voting power d) 15,000 shares held in by T. Ford Company as to which he as President of the Company has sole voting power and investment power; and e) 15,000 shares held in in an IRA as to which his wife has sole voting power and investment power.

(11)
Consists of: a) 14,832 shares as to which Mr. Glovksy has sole voting and investment power; b) 2,000 shares issuable pursuant to options exercisable within 60 days of March 1, 2011; c) 787 unvested restricted stock shares as to which he has sole voting power.

(12)
Consists of: a) 6,300 shares as to which Mr. Goldman has sole voting and investment power; b) 13,400 shares issuable pursuant to options exercisable within 60 days of March 1, 2011; c) 9,942 unvested restricted stock shares as to which he has sole voting power d) 20,000 as to which he holds sole voting and dispositive power as Trustee of the Lawrence Realty Trust; e) 20,000 shares held by Sheragold Corporation as to which he has sole voting power and investment power; f) 100 shares held jointly with his wife as Trustees of the Neal and Linda Goldman Trust as to which he shares voting power and investment power with his wife; g) 1,000 shares held in the Pamela R. Goldman Trust as to which he has sole voting power and investment power as Trustee of the Trust; h) 1,000 shares held in the Adam H. Goldman Trust as to which he has sole voting power and investment power as Trustee of the Trust; and i) 750 shares held in the Linda Goldman Trust as to which he has sole voting power and investment power as Trustee of the Trust.

(13)
Consists of: a) 6,300 shares as to which Ms. Hersey has sole voting and investment power; b) 3,000 shares as to which she shares voting and investment power with her husband; c) 13,400 shares issuable pursuant to options exercisable within 60 days of March 1, 2011; and d) 9,942 unvested restricted stock shares as to which she has sole voting power.

(14)
Consists of: a) 18,398 shares as to which Mr. McCarthy has sole voting and investment power; b) 53,400 shares issuable pursuant to options exercisable within 60 days of March 1, 2011; c) 48,030 unvested restricted stock shares as to which he has sole voting power; d) 22,142 shares held in a 401(k) account as to which he has sole voting power, e) 3,629 shares held in the Company's Employee Stock Ownership Plan as to which he has shared voting power and f) and 8,000 shares held in an IRA account over which he has sole voting and investment power.

(15)
Consists of: a) 3,529 shares as to which Mr. McCurdy has sole voting and investment power; b) 2,426 shares as to which he shares voting and investment power with his wife; c)8,320 shares issuable pursuant to options exercisable within 60 days of March 1, 2011; d) 8,544 unvested restricted stock shares as to which he has sole voting power; e) 6,596 shares held in a 401(k) account as to which he has sole voting power, and f) 2,691 shares held in the Company's Employee Stock Ownership Plan as to which he has shared voting power.

(16)
Consists of: a) 6,300 shares as to which Ms. Moran has sole voting and investment power; b) 13,400 shares issuable pursuant to options exercisable within 60 days of March 1, 2011; c) 9,942 unvested restricted stock shares as to which she has sole voting power; and d) 15,000 shares held in an IRA account as to which she has sole voting power and investment power.

(17)
Consists of: a) 11,300 shares as to which Mr. O'Brien has sole voting and investment power; b) 13,400 shares issuable pursuant to options exercisable within 60 days of March 1, 2011; c) 9,942 unvested restricted stock shares as to which he has sole voting power; d) 500 shares as to which Mr. O'Brien's son has sole voting and investment power; e) 200 shares as to which a family member of Mr. O'Brien's has sole voting and investment power; and f) 20,000 shares owned by the O'Brien Family Trust as to which Mr. O'Brien has sole voting and investment power and Trustee.

(18)
Consists of: a) 14,961 shares as to which Mr. O'Neil has sole voting and investment power; b) 53,400 shares issuable pursuant to options exercisable within 60 days of March 1, 2011; c) 48,004 unvested restricted stock shares as to which he has sole voting power; d) 15,489 shares held in the Retirement Savings Plan as to which he has sole voting power, e) 3,629 shares held in the Company's Employee Stock Ownership Plan as to which he has shared voting power; f) and 8,000 shares held in an IRA account over which he has sole voting and investment power and; g) 1,600 shares held in an IRA account over which his wife has sole voting power and investment power.

(19)
Consists of: a) 21,506 shares as to which Mr. Panella has sole voting and investment power; b) 28,480 shares issuable pursuant to options exercisable within 60 days of March 1, 2011; c) 21,360 unvested restricted stock shares as to which he has sole voting power; d) 9,402 shares held in the Retirement Savings Plan as to which he has sole voting power, and e) 3,145 shares held in the Company's Employee Stock Ownership Plan as to which he has shared voting power.

(20)
Consists of: a) 46,300 shares as to which Mr. Pereira has sole voting and investment power; b) 13,400 shares issuable pursuant to options exercisable within 60 days of March 1, 2011; and c) 9,942 unvested restricted stock shares as to which she has sole voting power.

(21)
Consists of: a) 1,225 shares as to which Ms. Scott has sole voting and investment power; b) 2,000 shares issuable pursuant to options exercisable within 60 days of March 1, 2011; c) 787 unvested restricted stock shares as to which she has sole voting power.

(22)
Consists of: a) 13,800 shares as to which Ms. Stringer has sole voting and investment power; b) 13,400 shares issuable pursuant to options exercisable within 60 days of March 1, 2011; and c) 9,942 unvested restricted stock shares as to which she has sole voting power.

(23)
Consists of: a) 9,559 shares as to which Mr. Tripoli has sole voting and investment power; b) 2,000 shares issuable pursuant to options exercisable within 60 days of March 1, 2011; c) 787 unvested restricted stock shares as to which he has sole voting power.

Securities Authorized for Issuance under Equity Compensation Plans.

        The following table provides information as of December 31, 2010, with respect to shares of common stock that may be issued under the Company's 2008 Stock Option and Incentive Plan, approved by the stockholders at the September 12, 2008 Annual Meeting of Stockholders:

	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted Average Exercise Price of Outstanding Options (B)	Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Plan Category
Equity compensation plans approved by security stockholders:
Stock options	1,647,700	$13.01	136,550
Restricted stock	658,522		55,178
Equity compensation plans not approved by security stockholders:	—		—

Total	2,306,222		191,728

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Parties

        The Company's Code of Business Conduct and Ethics sets forth standards applicable to contracts with, and the retention of services of, any director or officer (or his or her related interest) in an amount exceeding $120,000, as required by the rules of the NASDAQ Stock Market, LLC. In general, the Code of Business Conduct and Ethics requires that such contracts or services shall be entered into only on substantially the same terms and conditions as those prevailing for comparable market transactions. The Code of Business Conduct and Ethics further requires that an insider who is a director who has an interest in a covered contract or service is required to formally abstain from negotiating, entering into, reviewing or approving any such contract or service. Moreover, the Code of Business Conduct and Ethics provides any covered contract or service with an insider requires the formal approval of a majority of the Board of Directors, excluding any individual interested in such transaction. Although the foregoing written policy applies only with respect to transactions in excess of banking regulations, the Company generally follows the guidelines of such policy in connection with smaller transactions as well.

        In the ordinary course of business, the Company does business or receives services from entities that members of the Board of Directors of the Company have a financial interest. During the year ended December 31, 2010, the Company did not retain services from any members of the Board of Directors in excess of the threshold amount.

Director Independence

        The Board of Directors has determined that all of its members are independent as defined by Rule 5605(a)(2) of the Nasdaq Listing Standards with the exceptions of Kevin Bottomley, James McCarthy and John O'Neil.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees for professional services rendered by Wolf & Company, P.C. for the fiscal years ended December 31, 2010 and 2009:

Fee Category	2010	2009
Audit Fees(1)	$295,000	$351,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	38,000	31,000
All Other Fees(4)	76,000	29,698

	$409,000	$411,698

(1)
Audit Fees. Audit fees were for professional services rendered for the audit of our annual financial statements, the audit of internal controls over financial reporting, the review of quarterly financial statements and the preparation of statutory and regulatory filings.

(2)
Audit-Related Fees. There were no audit-related fees.

(3)
Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax planning, tax audit defense, and mergers and acquisitions. The Audit Committee considered and determined that the provision for non-audit services provided by Wolf & Company, P.C. is compatible with maintaining that firm's independence.

(4)
All Other Fees. Other fees were for professional services provided for the audits of the Benefit Plans, assessment and review of information and vendor risk and board training.

        At present, our Audit Committee approves each engagement for audit and non-audit services before we engage Wolf & Company, P.C. to provide those services. Our Audit Committee has not established any pre-approval policies or procedures that would allow management to engage Wolf & Company, P.C., to provide any specified services with only an obligation to notify the Audit Committee of the engagement for those services. None of the services provided by Wolf & Company, P.C. for fiscal year 2009 were obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

        Reference is made to the Consolidated Financial Statements included in Item 8 of Part II hereof.

(a)(2) Financial Statement Schedules

        Consolidated financial statement schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

        The exhibits required to be filed as part of this report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange of 1934, Danvers Bancorp, Inc., the registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Danvers Bancorp, Inc.
By:	/s/ KEVIN T. BOTTOMLEY Kevin T. Bottomley, President and CEO

Date: March 15, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the indicated capacities as of March 15, 2011.

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

DANVERS BANCORP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Danvers Bancorp, Inc.:

        We have audited the accompanying consolidated balance sheets of Danvers Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Danvers Bancorp, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Danvers Bancorp, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Danvers Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Danvers Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 14, 2011

DANVERS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands)
ASSETS
Cash and cash equivalents	$30,282	$71,757
Certificates of deposit	—	10,679
Securities available for sale, at fair value	723,610	481,100
Securities held to maturity, at cost	152,731	110,932
Loans held for sale	2,881	1,948
Loans	1,782,741	1,666,164
Less allowance for loan losses	(17,900)	(14,699)

Loans, net	1,764,841	1,651,465

Restricted stock, at cost	18,172	18,726
Premises and equipment, net	39,793	36,764
Bank-owned life insurance	34,250	32,900
Other real estate owned	832	1,427
Accrued interest receivable	9,845	9,998
Deferred tax asset, net	15,675	9,619
Goodwill and intangible assets	33,119	35,094
Prepaid FDIC assessment	6,215	8,515
Other assets	21,099	18,825

	$2,853,345	$2,499,749

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$246,973	$224,776
Savings and NOW accounts	449,036	376,975
Money market accounts	837,647	621,683
Term certificates over $100,000	344,165	314,097
Other term certificates	222,205	228,272

Total deposits	2,100,026	1,765,803

Short-term borrowings	214,330	172,829
Long-term debt	196,778	218,475
Subordinated debt	29,965	29,965
Accrued expenses and other liabilities	26,972	27,011

Total liabilities	2,568,071	2,214,083

Commitments and contingencies (Notes 8, 15, 16, 17, 19 and 25)
Stockholders' equity:
Preferred stock; $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock; $0.01 par value, 60,000,000 shares authorized; 22,316,125 shares issued	223	223
Additional paid-in capital	239,163	237,577
Retained earnings	88,067	71,864
Accumulated other comprehensive income (loss)	(2,102)	3,650
Unearned restricted shares—530,558 and 639,807 shares at December 31, 2010 and 2009, respectively	(5,331)	(6,793)
Unearned compensation—ESOP; 1,213,290 and 1,284,660 shares at December 31, 2010 and 2009, respectively	(12,133)	(12,846)
Treasury stock, at cost; 1,592,382 and 610,593 shares at December 31, 2010 and 2009, respectively	(22,613)	(8,009)

Total stockholders' equity	285,274	285,666

	$2,853,345	$2,499,749

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$96,320	$71,417	$64,470
Interest on debt securities:
Taxable	21,297	21,622	18,784
Non-taxable	1,255	906	773
Dividends on equity securities	12	6	403
Interest on cash equivalents and certificates of deposit	125	406	1,100

Total interest and dividend income	119,009	94,357	85,530

Interest expense:
Interest on deposits:
Savings and NOW accounts	4,939	2,717	2,308
Money market accounts	9,628	11,190	11,724
Term certificates	9,761	11,922	14,310
Interest on short-term borrowings	244	372	573
Interest on long-term debt and subordinated debt	9,107	9,282	9,433

Total interest expense	33,679	35,483	38,348

Net interest income	85,330	58,874	47,182
Provision for loan losses	5,150	5,110	4,225

Net interest income, after provision for loan losses	80,180	53,764	42,957

Non-interest income:
Service charges on deposits	4,572	3,557	2,702
Loan servicing fees	195	123	228
Net gain on sales of loans	929	826	277
Net gain on sales of securities	2,109	6	921
Loss on impairment of securities	(779)	—	—
Increase in cash surrender value of bank-owned life insurance	1,350	884	1,161
Trust services	1,571	263	—
Debit card fees	1,722	874	740
Other operating income	1,700	1,056	998

Total non-interest income	13,369	7,589	7,027

Non-interest expenses:
Salaries and employee benefits	39,012	30,301	27,984
Occupancy	8,077	5,960	5,075
Equipment	4,180	3,659	3,177
Outside services	2,121	2,069	1,111
Contributions to the Danversbank Charitable Foundation	—	—	6,850
Other real estate owned expense	827	819	2,830
Deposit insurance expense	2,670	2,807	1,032
Advertising expense	1,272	1,088	543
Core deposit intangible amortization	2,186	469	119
Other operating expense	10,185	8,723	6,669

Total non-interest expenses	70,530	55,895	55,390

Income (loss) before income taxes	23,019	5,458	(5,406)
Provision (benefit) for income taxes	4,818	149	(2,703)

Net income (loss)	$18,201	$5,309	$(2,703)

Weighted-average shares outstanding:
Basic	20,048,042	16,980,117	N/A
Diluted	20,067,767	16,980,117	N/A
Earnings per share:
Basic	$0.91	$0.31	N/A
Diluted	$0.91	$0.31	N/A

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings		Unearned Restricted Shares	Unearned Compensation— ESOP	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
	(Dollars in thousands, except per share amounts)
Balance at December 31, 2007	—	$—	$—	$71,213	$2,283	$—	$—	$—	$73,496

Comprehensive loss:
Net loss	—	—	—	(2,703)	—	—	—	—	(2,703)
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	1,747	—	—	—	1,747
Change in fair value and amortization of derivative used for cash flow hedge, net of tax effect	—	—	—	—	(4)	—	—	—	(4)

Total comprehensive loss									(960)

Issuance of common stock for initial public offering, net of expenses of $3,850	17,192,500	172	167,902	—	—	—	—	—	168,074
Issuance of common stock to the Danversbank Charitable Foundation	650,000	6	6,494	—	—	—	—	—	6,500
Stock purchased by ESOP	—	—	—	—	—	—	(14,274)	—	(14,274)
Common stock held by ESOP committed to be released (71,370 shares)	—	—	114	—	—	—	714	—	828
Dividends paid ($.04 per share)	—	—	—	(656)	—	—	—	—	(656)

Balance at December 31, 2008	17,842,500	178	174,510	67,854	4,026	—	(13,560)	—	233,008

Comprehensive income:
Net income	—	—	—	5,309	—	—	—	—	5,309
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(187)	—	—	—	(187)
Change in fair value and amortization of derivative used for cash flow hedge, net of tax effect	—	—	—	—	(4)	—	—	—	(4)
Change in unrecognized net actuarial loss pertaining to the defined benefit plan, net of tax effect	—	—	—	—	(185)	—	—	—	(185)

Total comprehensive income									4,933

Issuance of common stock for Beverly National Corporation acquisition	4,473,625	45	62,095		—	—	—	—	62,140
Purchase of shares for incentive plans (713,700 shares)	—	—	(8,667)	—	—	—	—	(1,001)	(9,668)
Restricted stock awards (639,807 shares)	—	—	8,317	—	—	(8,317)	—	—	—
Purchase of shares for stock repurchase plan (536,700 shares)	—	—	—	—	—	—	—	(7,008)	(7,008)
Equity incentive shares earned (288,695 shares)	—	—	1,081	—	—	1,524	—	—	2,605
Common stock held by ESOP committed to be released (71,370 shares)	—	—	241	—	—	—	714	—	955
Dividends paid ($.08 per share)	—	—	—	(1,299)	—	—	—	—	(1,299)

Balance at December 31, 2009	22,316,125	223	237,577	71,864	3,650	(6,793)	(12,846)	(8,009)	285,666

Comprehensive income:
Net income	—	—	—	18,201	—	—	—	—	18,201
Net unrealized loss on securities available for sale, net of reclassification adjustments and tax effect	—	—	—	—	(5,513)	—	—	—	(5,513)
Change in fair value and amortization of derivative used for cash flow hedge, net of tax effect	—	—	—	—	(4)	—	—	—	(4)
Change in unrecognized net actuarial loss pertaining to the benefit plans, net of tax effect	—	—	—	—	(235)	—	—	—	(235)

Total comprehensive income									12,449

Restricted stock awards (33,715 shares)	—	—	(12)	—	—	(444)	—	456	—
Forfeitures of restricted stock (15,000 shares)	—	—	5	—	—	197	—	(202)	—
Purchase of shares for stock repurchase plan (1,000,504 shares)	—	—	—	—	—	—	—	(14,858)	(14,858)
Equity incentive shares earned (327,574 shares)	—	—	1,231	—	—	1,709	—	—	2,940
Common stock held by ESOP committed to be released (71,370 shares)	—	—	362	—	—	—	713	—	1,075
Dividends paid ($.10 per share)	—	—	—	(1,998)	—	—	—	—	(1,998)

Balance at December 31, 2010	22,316,125	$223	$239,163	$88,067	$(2,102)	$(5,331)	$(12,133)	$(22,613)	$285,274

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$18,201	$5,309	$(2,703)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	5,150	5,110	4,225
Write-down of other real estate owned	—	263	1,387
Depreciation and amortization of premises and equipment and acquisition accounting, net	1,898	3,234	3,547
Accretion of net deferred loan fees and costs	(1,120)	(465)	(579)
Deferred tax benefit	(1,786)	(2,401)	(2,273)
Amortization of core deposit intangible and servicing rights	2,375	732	206
Amortization of stock-based compensation and ESOP expense	4,015	3,560	828
Amortization of securities, net	1,335	533	249
Net gain on sales of securities	(2,109)	(6)	(921)
Loss on impairment of securities	779	—	—
Change in fair value of derivative financial instruments	—	(29)	94
Net (gain) loss on sales of other real estate owned	93	(8)	—
Loans originated for sale	(44,853)	(66,221)	(18,613)
Proceeds from sale of loans originated for sale	43,920	64,432	18,613
Issuance of common stock to Danversbank Charitable Foundation	—	—	6,500
Changes in other assets and liabilities, net of effects from acquisition:
Accrued interest receivable	153	(1,219)	(595)
Other assets, prepaid FDIC assessment and bank-owned life insurance	(2,454)	(13,081)	(2,419)
Accrued expenses and other liabilities	507	(3,158)	(1,593)

Net cash provided (used) by operating activities	26,104	(3,415)	5,953

Cash flows from investing activities:
Purchases of certificates of deposit	(119)	(388)	(10,291)
Maturities of certificates of deposit	10,798	—	—
Activity in available-for-sale securities:
Sales	38,298	2,480	110,654
Maturities, prepayments and calls	363,690	227,253	169,979
Purchases	(654,686)	(165,277)	(361,114)
Activity in held-to maturity securities:
Sales	10,150	—	—
Maturities, prepayments and calls	89,693	1,658	—
Purchases	(141,086)	(95,284)	—
Redemptions (purchases) of restricted stock, net	554	—	(3,980)
Funds advanced on other real estate owned	—	(384)	(795)
Proceeds from sale of other real estate owned	1,065	1,766	3,539
Net loan originations	(117,672)	(231,371)	(212,836)
Purchase of premises and equipment	(7,546)	(9,276)	(6,718)
Increase in goodwill	(211)	—	—
Acquisition, net of cash acquired	—	102,180	—

Net cash used in investing activities	(407,072)	(166,643)	(311,562)

Cash flows from financing activities:
Net increase (decrease) in:
Term certificates	24,911	89,552	12,665
Other deposits	310,222	153,696	107,470
Short-term borrowings	41,501	(13,577)	144,476
Stock subscriptions	—	—	(162,859)
Activity in long-term debt:
Proceeds from advances	1,561	—	25,000
Payment of advances	(21,846)	(3,010)	(7,020)
Net proceeds from issuance of common stock	—	—	168,074
Acquisition of common stock by ESOP	—	—	(14,274)
Acquisition of common stock for incentive plans	(14,858)	(16,676)	—
Dividends paid	(1,998)	(1,299)	(656)

Net cash provided by financing activities	339,493	208,686	272,876

Change in cash and cash equivalents	(41,475)	38,628	(32,733)
Cash and cash equivalents at beginning of year	71,757	33,129	65,862

Cash and cash equivalents at end of year	$30,282	$71,757	$33,129

Supplementary disclosure of cash flow information:
Cash paid during the year for:
Interest	$33,890	$34,954	$38,464
Income taxes, net	1,178	2,643	1,197
Supplementary disclosure of non-cash financing and investing activities:
Transfers from loans to other real estate owned	563	1,906	1,776
Schedule of non-cash financing activities, in connection with the purchase of all of the capital stock of Beverly National Corporation:
Fair value of tangible assets acquired	$—	$516,026	$—
Core deposit intangible	—	11,561	—
Goodwill	—	23,646	—
Stock issued in lieu of cash	—	(62,140)	—

Liabilities assumed	$—	$489,093	$—

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008

1. PROPOSED MERGER

        On January 20, 2011, Danvers Bancorp, Inc. (the "Company") announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with People's United Financial, Inc. ("People's United"), a Delaware corporation. Pursuant to the Merger Agreement, People's United will acquire the Company in a 55% stock and 45% cash merger transaction valued at approximately $493 million, based on the 10-day average closing price of People's United's common stock for the period ended January 19, 2011.

        The Merger Agreement provides that the Company will be merged with and into People's United (the "Merger"), with People's United continuing as the surviving corporation. Simultaneously with the effective time of the Merger, the Company's subsidiary bank, Danversbank, will be merged with and into People's United subsidiary bank, People's United Bank, with People's United Bank continuing as the surviving entity. The Company anticipates that the Merger will close in the second quarter of 2011, subject to customary closing conditions and receipt of regulatory approvals.

        Under the terms and conditions of the Merger Agreement, the Company's stockholders have the right to elect to receive (i) $23.00 in cash or (ii) 1.624 shares of People's United common stock for each share of Company common stock, subject to customary pro ration provisions, whereby 55% of Company shares are exchanged for stock and 45% for cash.

        The Merger, which is expected to close in the second quarter of 2011, is subject to approval by bank regulatory authorities and by the stockholders of Danvers. People's United's shareholder approval is not required for the Merger.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Danversbank (the "Bank"). The Bank is a state-chartered stock savings bank that operates in the Essex, Suffolk and Middlesex Counties of Massachusetts, and provides depository, loan and trust services to individual and corporate customers. The Company has three additional unconsolidated subsidiaries, Danvers Capital Trust I, Trust II and Trust III (collectively, the "Trusts"). The Trusts were formed for the purpose of raising funds and paying dividends through subordinated debentures, and are accounted for using the equity method. The Bank has five wholly-owned subsidiaries, Beverly National Security Corporation, Conant Investment Corporation and Five Conant Street Investment Corporation, all formed for the purpose of buying, holding and selling securities, Conant Ventures, Inc., which holds a life insurance policy and deeds to other real estate owned, and One Conant Capital LLC, a limited liability company formed for the purpose of originating and holding loans for other activities in which the Bank engages. All significant intercompany balances and transactions have been eliminated in consolidation.

        Effective October 30, 2009, the Company acquired Beverly National Corporation ("Beverly National"), parent of Beverly National Bank ("Beverly") and on February 12, 2010, Beverly merged with and into Danversbank. On February 16, 2010, the eight former Beverly branches reopened as Danversbank branches.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Operations

        The Company provides a variety of financial services to individuals and small businesses through its main office located at One Conant Street, Danvers, Massachusetts, and 27 other branch offices located in eastern Massachusetts. Its primary deposit products are savings, money markets and term certificate accounts and its primary lending products are commercial and consumer mortgage loans and commercial loans.

Use of Estimates

        In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, and the valuation of other real estate owned and deferred tax assets.

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

Significant Group Concentrations of Credit and Liquidity Risk

        The Company has cash and federal funds on deposit at various correspondent banks that exceed federally insured limits. Most of the Company's activities are with customers located within Massachusetts. Note 5 includes the types of securities in which the Company invests and Note 6 includes the types of lending in which the Company engages. The Company does have one significant deposit customer with primarily transaction accounts. At December 31, 2010 and 2009, these transaction account balances in aggregate amounted to $135,396,000 and $133,252,000, respectively, and are included in deposits. The Company believes that it does not have any other significant concentrations in any one industry or customer.

Reclassifications

        Certain amounts have been reclassified in the 2009 and 2008 consolidated financial statements to conform to the 2010 presentation.

Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, cash items, amounts due from banks and interest-bearing deposits with original maturities of less than 90 days.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Certificates of Deposit

        Certificates of deposit in banks are carried at cost, which approximates fair value.

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

        Transfers between levels are recognized at the actual date of the event that caused the transfer.

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

Securities (Concluded)

        Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary ("OTTI").

        OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is "more likely than not" that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of impairment and, if deemed to be other than temporary, the declines in fair values are reflected in earnings as realized losses. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income, net of applicable taxes.

Loans, Loans Held for Sale and Other Real Estate Owned

        The Company grants real estate mortgage, commercial real estate, commercial and industrial ("C&I") and consumer loans to customers. The bulk of the loan portfolio is represented by real estate mortgage and C&I loans originated in Essex, Middlesex and Suffolk counties in Massachusetts. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area. The Company's loan portfolio includes construction, residential real estate, commercial real estate, home equity, C&I and consumer loan segments. Residential real estate loans include classes for 1-4 family owner occupied and second mortgages. Consumer loans include personal loans.

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are generally reported at their outstanding principal balance adjusted for charge-offs, any deferred loan origination fees and related costs and the allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination and commitment fees, net of certain direct loan origination costs, are deferred and amortized over the contractual life of the loan as an adjustment to yield using the interest method, except for demand lines of credit which are amortized on the straight-line basis over their average maturity and term lines of credit which are amortized on the straight-line basis over their contractual life. When loans are sold or paid off, the unamortized net fees and costs are recognized in income.

        Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. It is the Company's policy to cease accrual of interest on loans when the loan is delinquent in excess of 90 days (based on contractual terms), unless the credit is well secured and timing of collections are reasonably estimable and collection is probable. Generally, impaired loans, as defined below, are designated as nonaccrual loans. When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are eligible to be reinstated to accrual status when all principal and interest amounts contractually due are brought current and the borrower has demonstrated at least six months of payment performance in accordance with the terms of the note.

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

        Other real estate owned ("OREO") includes property acquired through foreclosure or deed in lieu of foreclosure and is recorded at fair value, less estimated costs to sell, at the time of acquisition. The excess, if any, of the loan balance over the fair value of the property at the time of transfer from loans to OREO is charged to the allowance for loan losses. Subsequent to the transfer to OREO, valuations are periodically performed by management, and if the fair value of the property less estimated selling costs is less than the carrying value of the property, the deficiency is charged to income. Due to changing market conditions, there are inherent uncertainties in the assumptions with respect to the estimated fair value of OREO. Therefore, the amount ultimately realized may differ from the amounts reflected in the accompanying consolidated financial statements. Revenue and expenses from operations, changes in the valuation allowance and any direct write-downs are included in other real estate owned expense.

Allowance for Loan Losses

        The allowance for loan losses is established through a provision for loan losses charged to earnings based on management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb estimated losses. Loan losses are charged against the allowance when management believes that the collectibility of the principal is unlikely. Recoveries of charged-off loans are credited directly to the allowance. The adequacy of the allowance for loan losses is evaluated periodically by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available. Factors considered in evaluating the adequacy of the allowance include the risk characteristics of the loan portfolio, previous loss experience, the level of nonaccrual loans, current economic conditions and their effect on borrowers and the performance of individual loans in relation to contractual terms. The allowance for loan losses consists of general, allocated and unallocated components, as further described below.

General Component

        The general component of the allowance for loan losses covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: construction, residential real estate, commercial real estate, home equity, C&I and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in impaired/delinquent loans; levels/trends in charge-offs/recoveries; trends in volume and terms of loans; effects of changes in risk profile, underwriting standards or other changes in lending policies and practices; experience/ability of lending officers and staff; national and local economic trends and conditions; current industry conditions; and effects of changes in credit concentrations. There were no changes in the Company's policies or methodology pertaining to the general component of the allowances for loan losses during 2010.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

General Component (Concluded)

        The qualitative factors are determined based on various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

        Construction—Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price and market conditions.

        Residential real estate—The Company generally does not originate loans in this segment with a loan-to value ratio greater than 80 percent and does not grant subprime loans. Loans in this segment are primarily collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

        Commercial real estate—Loans in this segment are primarily income-producing properties throughout Eastern Massachusetts. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management obtains rent rolls annually and continually monitors the cash flows of these loans.

        Home equity—Loans in this segment primarily include fixed term and lines of credit with a loan-to value ratio no greater than 80 percent. Loans in this segment are primarily collateralized by second mortgages on owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality of this segment.

        C&I—Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

        Consumer—Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Allocated Component

        The allocated component relates to a specific valuation allowance for loans identified as impaired. Impairment is measured on a loan by loan basis for all loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Concluded)

Allocated Component (Concluded)

        A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. There are no loans that are collectively evaluated for impairment.

        The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR"). All TDRs are initially classified as impaired.

Unallocated Component

        The unallocated component is maintained to cover uncertainties that could affect management's estimate of probably losses. The unallocated component of the allowance reflects the margin of inherent subjectivity and imprecision in the analytical processes employed for estimating allocated and general reserves in the portfolio. The allowance is an estimate, and ultimate losses may vary from management's current estimate. If adjustments become necessary, they are recorded in the period in which they became known.

Restricted Stock

Federal Home Loan Bank Stock

        The Bank, as a member of the Federal Home Loan Bank ("FHLB") system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis on the FHLB stock and as of December 31, 2010 and 2009, no impairment has been recognized.

Federal Reserve Stock

        At December 31, 2009, the Bank, as a member of the Federal Reserve Bank ("FRB") system, maintained an investment in capital stock of the FRB. Based on redemption provisions of the FRB, the stock had no quoted market value and was carried at cost. The Bank reviewed for impairment based on the ultimate recoverability of the cost basis of the FRB stock. As of December 31, 2009, no impairment had been recognized. In 2010, the Bank redeemed all of the FRB stock at cost and as of December 31, 2010, the Bank does not maintain any FRB stock.

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

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Transfers of Financial Assets

        Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets.

        Effective January 1, 2010, the Company adopted accounting guidance pertaining to transfers of financial assets. During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

Goodwill and Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed arising from the Beverly National acquisition on October 30, 2009. The Company tests goodwill for impairment at least annually, subsequent to the date of acquisition, or when events or changes in circumstances indicate the asset might be impaired. As of December 31, 2010 and 2009, the Company has not recorded any impairment of its goodwill.

        The Company's core deposit intangible ("CDI") represents the long-term value of depositor relationships arising from the contractual rights acquired in the acquisition of Revere Federal Savings Bank ("Revere") during 2001 and the Beverly National acquisition on October 30, 2009. The Revere and Beverly National core deposit premiums are being amortized over a 10-year period, from the date of acquisition, on an accelerated basis. The Company periodically evaluates the realizability of intangible assets based on the value of the underlying depositor relationships. If that value is less than the carrying amount of the intangible asset, the Company would recognize an impairment loss. As of December 31, 2010 and 2009, the Company has not recorded any impairment of its CDI assets.

Investment Limited Partnerships

        The Company has invested in venture capital limited partnerships which are included in other assets and accounted for on the equity method with income recorded in other operating income on the consolidated statements of operations.

Advertising Costs

        Advertising costs are expensed as incurred.

Derivative Financial Instruments

        Derivative financial instruments are recognized as assets and liabilities on the consolidated balance sheets and measured at fair value.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Financial Instruments (Concluded)

Interest Rate Agreements

        For asset/liability management purposes, the Company periodically uses interest rate agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. The gain or loss on a derivative designated and qualifying as a fair value hedging instrument, as well as the off-setting gain or loss on the hedged item attributable to the risk being hedged, is recognized currently in earnings in the same accounting period. The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.

        Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. For those derivative financial instruments that do not meet specified hedging criteria, changes in fair value are recorded in other non-interest income.

        Cash flows resulting from the derivative financial instruments that are accounted for as hedges are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

Derivative Loan Commitments

        Mortgage loan commitments qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheets in other assets and other liabilities with changes in their fair values recorded in other non-interest income. The fair value was not material at December 31, 2010 and 2009 and, accordingly, these transactions were not recognized.

Forward Loan Sales Commitments

        To protect against the price risk inherent in derivative loan commitments, the Company utilizes both "mandatory delivery" and "best efforts" forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Generally, the Company's best efforts contracts meet the definition of derivative instruments when the loans to the underlying borrowers close, and are accounted for as derivative instruments at that time. Accordingly, forward loan sale commitments would be recognized at fair value on the consolidated balance sheets in other assets and other liabilities with changes in their fair values recorded in other non-interest income. The Company estimates fair value of its forward loan sale commitments using a methodology similar to that used for derivative loan commitments. The fair value was not material at December 31, 2010 and 2009 and, accordingly, these transactions were not recognized.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Retirement Plan

        The compensation cost of an employee's pension benefit is recognized on the projected unit credit method over the employee's approximate service period. The aggregate cost method is used for funding purposes.

        The Company accounts for its defined benefit pension plan using an actuarial model that allocates pension costs over the service period of employees in the plan. The Company accounts for the over-funded or under-funded status of its defined benefit plan as an asset or liability in its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income/loss.

Share-based Compensation Plans

        The Company measures and recognizes compensation cost relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued. Share-based compensation is recognized over the period the employee is required to provide services for the award. Reductions in compensation expense associated with forfeited options are estimated at the date of grant and this estimated forfeiture rate is adjusted, as necessary, based on actual forfeiture experience. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted.

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

Income Taxes

        Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax asset will not be realized. The Company does not have any uncertain tax positions at December 31, 2010, which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2010, 2009 and 2008.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Concluded)

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

Earnings Per Common Share

        Basic earnings per share ("EPS") excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (such as stock options and unvested restricted stock) were issued during the period, as well as any adjustments to income that would result from the assumed issuance. Earnings per share is not applicable for the year ended December 31, 2008 as the Company did not issue stock until January 9, 2008. The unallocated common shares held by the ESOP and treasury shares are shown as a reduction in stockholders' equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

        Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2010	2009	2008
Average number of common shares issued	22,316,125	18,614,660	N/A
Less: Average treasury shares	(1,016,481)	(311,571)	N/A
Less: Average unallocated ESOP shares	(1,251,602)	(1,322,972)	N/A

Average number of common shares outstanding used to calculate basic earnings per common share	20,048,042	16,980,117	N/A
Effect of dilutive unvested stock awards	19,725	—	N/A

Average number of common shares outstanding used to calculate diluted earnings per common share	20,067,767	16,980,117	N/A

        At December 31, 2010 and 2009, options for 1,648,000 and 1,575,000 shares, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

Comprehensive Income/Loss

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income/loss (See Note 13).

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued guidance changing the accounting principles and disclosure requirements related to securitizations and special purpose entities. Specifically, this guidance eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. For situations in which only a portion of a financial asset is transferred, such as for a participation loan or the government guaranteed portion of a loan, if the transfer of the portion of the loan does not meet the criteria of a participating interest, then it must be accounted for as a secured borrowing rather than as a sale.

        In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan. This guidance expands existing disclosure requirements, became effective for the Company as of January 1, 2010 and did not have a material impact on the Company's consolidated financial statements.

        In January 2010, the FASB issued an ASU, Fair Value Measurements and Disclosures, Improving Disclosures about Fair Value Measurement. This ASU requires new disclosures and clarification of existing disclosures regarding recurring and non recurring fair value measurements to provide increased transparency to users of the financial statements. The new disclosures and clarification of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to the roll forward of activity for Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted this statement, except for the roll forward of activity for Level 3 fair value measurements, as of January 1, 2010 and this adoption did not have a material impact on the Company's consolidated financial statements.

        In July 2010, the FASB issued an ASU, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires an entity to provide disclosures that facilitate financial statement users' evaluation of (1) the nature of credit risk inherent in the entity's loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has provided the disclosures required as of December 31, 2010 in Note 6. The adoption of this ASU had a significant impact on the disclosures in the Company's December 31, 2010 financial statements.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        At December 31, 2010 and 2009, the Company's goodwill of $23,857,000 and $23,646,000, respectively, represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed arising from the Beverly National acquisition and is not separately identified into a particular operating segment. During 2010, the Company's goodwill increased due to an underaccrual of taxes related to the Beverly National acquisition.

Intangible assets

        The gross carrying amount, accumulated amortization, net carrying amount and weighted average amortization period of intangible assets is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)
December 31, 2010:
Revere acquisition, September 26, 2001	$1,603	$(1,485)	$118	10 years
Beverly National acquisition, October 30, 2009	11,561	(2,417)	9,144	10 years

	$13,164	$(3,902)	$9,262

December 31, 2009:
Revere acquisition, September 26, 2001	$1,603	$(1,366)	$237	10 years
Beverly National acquisition, October 30, 2009	11,561	(350)	11,211	10 years

	$13,164	$(1,716)	$11,448

        Amortization expense for the years ended December 31, 2010, 2009 and 2008 amounted to $2,186,000, $469,000, and $119,000, respectively.

        The estimated amortization expense for intangible assets in the succeeding years is as follows:

Year Ending December 31,	Amount
(In thousands)
2011	$1,976
2012	1,647
2013	1,436
2014	1,226
2015	1,016
Thereafter	1,961

$9,262

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

        The Company is required to maintain average balances on hand or with the Federal Reserve Bank and at December 31, 2010 and 2009, these reserve balances amounted to $2,808,000 and $1,900,000, respectively. In addition, in 2009, the Company was required to maintain an average balance on hand with a correspondent bank in the amount of $1,000,000.

5. SECURITIES

        The amortized cost and fair value of securities, with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2010:
Securities Available for Sale
Debt securities:
Government-sponsored enterprises:
Federal National Mortgage Association	$1,235	$—	$(52)	$1,183
Federal Home Loan Bank	300,922	1,362	(4,348)	297,936
Federal Farm Credit Bank	104,670	598	(1,767)	103,501
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	83,460	1,618	(450)	84,628
Federal National Mortgage Association	122,674	3,053	(1,906)	123,821
Government National Mortgage Association	59,375	1,665	(133)	60,907
Municipal bonds	53,576	197	(3,016)	50,757
Other bonds and notes	250	—	—	250

Total debt securities	726,162	8,493	(11,672)	722,983
Marketable equity securities:
Mutual funds	612	15	—	627

Total securities available for sale	$726,774	$8,508	$(11,672)	$723,610

Securities Held to Maturity
Debt securities:
Government-sponsored enterprises:
Federal Home Loan Bank	$64,727	$126	$(2,020)	$62,833
Federal Farm Credit Bank	23,912	68	(836)	23,144
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	19,708	74	(56)	19,726
Federal National Mortgage Association	27,093	289	(123)	27,259
Government National Mortgage Association	17,091	186	(12)	17,265
Other bonds and notes	200	—	—	200

Total securities held to maturity	$152,731	$743	$(3,047)	$150,427

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2009:
Securities Available for Sale
Debt securities:
U.S. Government	$15,488	$—	$(8)	$15,480
Government-sponsored enterprises:
Federal Home Loan Mortgage Corporation	6,038	—	(26)	6,012
Federal National Mortgage Association	7,803	2	(76)	7,729
Federal Home Loan Bank	107,048	1,048	(542)	107,554
Federal Farm Credit Bank	57,855	165	(1,182)	56,838
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	84,306	2,203	(88)	86,421
Federal National Mortgage Association	110,941	3,202	(202)	113,941
Government National Mortgage Association	59,397	1,857	(39)	61,215
Municipal bonds	24,125	363	(124)	24,364
Other bonds and notes	250	—	—	250

Total debt securities	473,251	8,840	(2,287)	479,804
Marketable equity securities:
Warrants	779	—	(87)	692
Mutual funds	602	—	(3)	599
Other equities	5	—	—	5

Total equity securities	1,386	—	(90)	1,296

Total securities available for sale	$474,637	$8,840	$(2,377)	$481,100

Securities Held to Maturity
Debt securities:
Government-sponsored enterprises:
Federal Home Loan Mortgage Corporation	$1,698	$6	$(17)	$1,687
Federal Home Loan Bank	49,773	—	(776)	48,997
Federal Farm Credit Bank	2,042	—	(89)	1,953
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	21,927	98	(440)	21,585
Federal National Mortgage Association	11,079	—	(132)	10,947
Government National Mortgage Association	14,962	—	(134)	14,828
Subordinated note	9,251	—	(751)	8,500
Other bonds	200	—	—	200

Total securities held to maturity	$110,932	$104	$(2,339)	$108,697

        For the years ended December 31, 2010, 2009 and 2008, proceeds from sales of securities available for sale amounted to $38,298,000, $2,480,000 and $110,654,000, respectively with gross realized gains of $1,318,000, $10,000 and $1,190,000 and gross realized losses of $55,000, $4,000 and $269,000, respectively. On August 18, 2010, due to evidence of a significant and measurable deterioration in the

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES (Continued)

issuer's creditworthiness, the Company sold, out of held to-maturity, its only subordinated note with a carrying value of $9,304,000. Proceeds from the sale of this security amounted to $10,150,000 with realized gains of $846,000. The Company also recorded a loss in 2010 on impairment of the attached stock warrants in the amount of $779,000. The tax provision applicable to these net realized gains and losses amounted to $268,000, $2,000 and $326,000, respectively.

        The amortized cost/carrying value and fair value of debt securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to prepay obligations with or without prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in 1 year or less	$8,250	$8,287	$—	$—
Due between 1 year and 5 years	166,337	165,464	3,200	3,257
Due between 5 and 10 years	175,351	173,143	26,653	26,074
Due after 10 years	110,715	106,733	58,986	56,846

	460,653	453,627	88,839	86,177
Residential mortgage-backed securities	265,509	269,356	63,892	64,250

	$726,162	$722,983	$152,731	$150,427

        At December 31, 2010, municipal bond securities with a fair value of $1,989,000 were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2009, U.S. Government securities with a fair value of $2,022,000 were pledged to secure public deposits and for other purposes required or permitted by law.

        At December 31, 2010 and 2009, the fair value of obligations of government-sponsored enterprises and mortgage-backed securities pledged to secure repurchase agreements and trust deposits was $53,150,000 and $76,927,000, respectively.

        Government-sponsored enterprises securities with a fair value of $501,000 and $503,000 at December 31, 2010 and 2009, respectively, were pledged to secure interest rate swap products.

        At December 31, 2009, government-sponsored enterprises and mortgage-backed securities with a fair value of $21,014,000 were pledged to secure municipal deposits. The Company did not pledge any securities to secure municipal deposits at December 31, 2010.

        U.S. Government, government-sponsored enterprises, mortgage-backed securities and municipal bond obligations also may secure Federal Home Loan Bank advances, Federal Reserve discount window advances and Federal Reserve Bank Term Auction Facility, as needed.

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
	(In thousands)
December 31, 2010:
Securities Available for Sale
Debt securities:
Government-sponsored enterprises:
Federal National Mortgage Association	$52	$1,183	$—	$—
Federal Home Loan Bank	4,348	190,677	—	—
Federal Farm Credit Bank	1,767	74,747	—	—
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	448	24,892	2	921
Federal National Mortgage Association	1,906	43,822	—	—
Government National Mortgage Association	133	20,825	—	—
Municipal bonds	2,854	41,198	162	1,214

	$11,508	$397,344	$164	$2,135

Securities Held to Maturity
Debt securities:
Government-sponsored enterprises:
Federal Home Loan Bank	$2,020	$58,178	$—	$—
Federal Farm Credit Bank	836	21,038	—	—
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	56	14,109	—	—
Federal National Mortgage Association	123	12,057	—	—
Government National Mortgage Association	12	3,604	—	—

	$3,047	$108,986	$—	$—

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES (Continued)

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2009:
Securities Available for Sale
Debt securities:
U.S. Government	$8	$15,480	$—	$—
Government-sponsored enterprises:
Federal Home Loan Mortgage Corporation	26	6,012	—	—
Federal National Mortgage Association	76	5,727	—	—
Federal Home Loan Bank	542	37,681	—	—
Federal Farm Credit Bank	1,046	38,698	136	3,364
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	88	20,481	—	—
Federal National Mortgage Association	202	24,193	—	—
Government National Mortgage Association	39	9,369	—	—
Municipal bonds	15	968	109	7,132

Total debt securities	2,042	158,609	245	10,496
Marketable equity securities:
Warrants	87	692	—	—
Mutual funds	3	599	—	—

Total marketable equity securities	90	1,291	—	—

	$2,132	$159,900	$245	$10,496

Securities Held to Maturity
Debt securities:
Government-sponsored enterprises:
Federal Home Loan Mortgage Corporation	$17	$983	$—	$—
Federal Home Loan Bank	776	48,997	—	—
Federal Farm Credit Bank	89	1,953	—	—
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	440	18,801	—	—
Federal National Mortgage Association	132	10,947	—	—
Government National Mortgage Association	134	14,828	—	—
Subordinated note	751	8,500	—	—

	$2,339	$105,009	$—	$—

        At December 31, 2010, three hundred sixty-two debt securities have unrealized losses for less than twelve months with aggregate depreciation of 2.79% from the Company's amortized cost basis and six debt securities have unrealized losses for twelve months or more with aggregate depreciation of 7.13% from the Company's amortized cost basis.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES (Concluded)

        The unrealized losses on the Company's investment in government-sponsored enterprises were primarily caused by interest rate risk. These securities are guaranteed by the U.S. Government or a government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because declines in the market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

        The unrealized losses on the Company's investment in mortgage-backed securities were caused by current dislocations in the market resulting in spreads increasing significantly over historic levels. This spread increase in combination with generally illiquid markets is responsible for a significant portion of the price declines experienced by these securities. These securities are guaranteed by the U.S. Government or a government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because declines in the market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

        The unrealized losses on the Company's investment in municipal bonds were caused by current dislocations in the market resulting in spreads increasing significantly over historic levels. This spread increase in combination with generally illiquid markets is responsible for a significant portion of the price declines experienced by these securities. Ongoing analysis of these securities indicates no significant deterioration in the underlying credit supporting these securities. Therefore, it is expected that these bonds would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized costs bases, it does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LOANS AND ALLOWANCE FOR LOAN LOSSES

        The loan portfolio consists of the following:

	December 31,
	2010	2009
	(In thousands)
Real estate mortgages:
Construction	$122,550	$125,952
Residential	305,233	290,894
Commercial	403,937	473,075
Home equity	83,837	86,269

Total real estate mortgages	915,557	976,190
C&I	866,445	687,808
Consumer	3,355	4,523

Total loans	1,785,357	1,668,521
Allowance for loan losses	(17,900)	(14,699)
Net deferred loan fees	(2,616)	(2,357)

Loans, net	$1,764,841	$1,651,465

        The Company's lending activities are concentrated primarily through 27 offices located in Essex, Middlesex and Suffolk Counties in Eastern Massachusetts. The Company's loan portfolio consists of C&I and commercial real estate mortgages extending across many industry types, single-family and multi-family residential mortgage loans and a variety of consumer loans. In addition, the Company grants loans for C&I and the construction of commercial property and residential homes. Many of the loans granted by the Company are collateralized by real estate.

        The Company has transferred a portion of its originated commercial real estate and C&I loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company's accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower's lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2010 and 2009, the Company was servicing loans for participants aggregating $52,308,000 and $32,468,000, respectively.

        Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others were $129,503,000 and $120,885,000 at December 31, 2010 and 2009, respectively.

        During 2010, the Company sold real estate mortgages aggregating $44,853,000. The Company did not purchase any loans in 2010.

        Certain loans are pledged to secure borrowings at the FRB and FHLB. See Notes 10 and 11 for further information.

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

        Information pertaining to the activity of loans to directors and officers is as follows:

	Years Ended December 31,
	2010	2009
	(In thousands)
Balance at beginning of year	$47,427	$32,540
Principal additions	28,111	20,502
Principal payments	(9,944)	(5,615)

Balance at end of year	$65,594	$47,427

        An analysis of the allowance for loan losses is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Balance at beginning of year	$14,699	$12,133	$9,096
Provision for loan losses	5,150	5,110	4,225
Recoveries of loans previously charged-off	130	63	102

	19,979	17,306	13,423
Loans charged-off	(2,079)	(2,607)	(1,290)

Balance at end of year	$17,900	$14,699	$12,133

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        Loans obtained as the result of an acquisition are excluded from the collective evaluation for impairment. Further information pertaining to the allowance for loan losses at December 31, 2010 follows:

	December 31, 2010
	Real Estate Mortgages
					Other
				Home Equity
	Construction	Residential	Commercial		C&I	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$125	$656	$—	$474	$13	$—	$1,268
Collectively evaluated for impairment	2,134	629	3,611	296	9,337	12	481	16,500
Acquired with deteriorated credit quality	—	70	—	47	15	—	—	132

	$2,134	$824	$4,267	$343	$9,826	$25	$481	$17,900

Principal balance of loan financing receivables:
Individually evaluated for impairment	$—	$5,497	$1,204	$975	$3,829	$13		$11,518
Collectively evaluated for impairment	120,954	251,644	328,203	59,180	775,388	2,499		1,537,868

	$120,954	$257,141	$329,407	$60,155	$779,217	$2,512		$1,549,386

Acquired with deteriorated credit quality	$—	$2,168	$—	$68	$175	$—		$2,411

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31,
	2010			2009
	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Construction	$—	$—	$—	$230	$230	$—
Residential real estate	5,694	5,644	—	3,586	3,586	—
Commercial real estate	456	457	—	7,329	7,329	—
Home equity real estate	995	995	—	1,139	1,139	—
C&I	3,339	3,337	—	2,667	2,667	—
Consumer	—	—	—	—	—	—

	$10,484	$10,433	$—	$14,951	$14,951	$—

Impaired loans with a valuation allowance:
Construction	$—	$—	$—	$705	$705	$305
Residential real estate	2,054	2,021	195	—	—	—
Commercial real estate	747	747	656	—	—	—
Home equity real estate	47	48	47	—	—	—
C&I	667	667	489	662	662	409
Consumer	13	13	13	6	6	6

	$3,528	$3,496	$1,400	$1,373	$1,373	$720

Total impaired loans:
Construction	$—	$—	$—	$935	$935	$305
Residential real estate	7,748	7,665	195	3,586	3,586	—
Commercial real estate	1,203	1,204	656	7,329	7,329	—
Home equity real estate	1,042	1,043	47	1,139	1,139	—
C&I	4,006	4,004	489	3,329	3,329	409
Consumer	13	13	13	6	6	6

	$14,012	$13,929	$1,400	$16,324	$16,324	$720

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Years Ended December 31,
	2010			2009(1)			2008(1)
		Interest Income Recognized			Interest Income Recognized			Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
Construction	$—	$—	$—
Residential real estate	5,131	237	237
Commercial real estate	2,867	192	6
Home equity real estate	1,201	35	35
C&I	4,897	137	15
Consumer	—	—	—

	$14,096	$601	$293

Impaired loans with a valuation allowance:
Construction	$182	$—	$—
Residential real estate	1,098	58	54
Commercial real estate	738	44	5
Home equity real estate	195	2	2
C&I	1,237	18	8
Consumer	56	2	2

	$3,506	$124	$71

Total impaired loans:
Construction	$182	$—	$—
Residential real estate	6,229	295	291
Commercial real estate	3,605	236	11
Home equity real estate	1,396	37	37
C&I	6,134	155	23
Consumer	56	2	2

	$17,602	$725	$364	$11,337	$462	$249	$6,396	$175	$175

(1)
Not applicable, based on accounting guidance.

        No additional funds are committed to be advanced in connection with impaired loans.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following is a summary of past due and non-accrual loans at December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment Greater than 90 Days Past Due and Still Accruing	Total Non-Accrual Loans
				(In thousands)
Real estate mortgages
Construction	$—	$—	$—	$—	$122,550	$122,550	$—	$—
Residential	2,872	714	3,710	7,296	297,937	305,233	—	7,748
Commercial	—	—	—	—	403,937	403,937	—	1,203
Home equity real estate	64	427	—	491	83,346	83,837	—	1,042

Total real estate mortgages	2,936	1,141	3,710	7,787	907,770	915,557	—	9,993
C&I	143	82	2,787	3,012	863,433	866,445	—	3,079
Consumer	10	—	1	11	3,344	3,355	—	13

	$3,089	$1,223	$6,498	$10,810	$1,774,547	$1,785,357	$—	$13,085

Credit Quality Indicators

        The Company uses a ten grade internal loan rating system for all commercial real estate, construction and C&I loans as follows:

        Loans rated 1-6:    Loans in these categories are considered "pass" rated loans with low to generally acceptable risk.

        Loans rated 7:    Loans in this category are considered "special mention." These loans have potential weaknesses that may affect the asset or inadequately protect the Company's position and are closely monitored by management.

        Loans rated 8:    Loans in this category are considered "substandard." Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligators and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

        Loans rated 9:    Loans in this category are considered "doubtful." Loans classified doubtful have all the weaknesses inherent in those loans classified substandard with the exception of adequate sources of repayment to avoid loss.

        Loans rated 10:    Loans in this category are considered uncollectible "loss" and should be charged-off.

        On an annual basis, or more often if necessary, the Company formally reviews the rating on all commercial real estate, construction and C&I loans. During the year, the Company engages an independent third party to perform reviews on a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

        For all other loans, the Company initially assesses credit quality based upon the borrower's ability to service the debt and monitored based upon the borrower's payment activity.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND ALLOWANCE FOR LOAN LOSSES (Concluded)

Credit Quality Indicators (Concluded)

        The following is a summary of the credit quality indicators pertaining to the loan portfolio:

	December 31, 2010
	Credit Risk Profile Based on Internally Assigned Grade					Credit Risk Profile Based on Payment Activity
	1-6	7	8		9	Performing	Non- Performing	Total
	(In thousands)
Commercial Credit Exposure:
Construction	$102,638	$17,089	$2,823		$—	$—	$—	$122,550
Commercial real estate	390,500	5,371	8,066	(1)	—	—	—	403,937
C&I	833,655	22,452	10,338	(2)	—	—	—	866,445

Total commercial credit exposure	1,326,793	44,912	21,227		—	—	—	1,392,932

Consumer Credit Exposure:
Residential real estate	—	—	—		—	297,485	7,748	305,233
Home equity real estate	—	—	—		—	82,795	1,042	83,837
Consumer	—	—	—		—	3,342	13	3,355

Total consumer credit exposure	—	—	—		—	383,622	8,803	392,425

Total commercial and consumer
credit exposure	$1,326,793	$44,912	$21,227		$—	$383,622	$8,803	$1,785,357

(1)
Included in commercial real estate loans risk rated 8 are non-performing loans in the amount of $1,203,000, at December 31, 2010.

(2)
Included in C&I loans risk rated 8 are non-performing loans in the amount of $4,006,000, at December 31, 2010.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. OTHER REAL ESTATE OWNED

        At December 31, 2010, other real estate owned consists of two properties (one lot zoned for commercial use and 60 acres of undeveloped land), which are held for sale. There were no outstanding construction commitments at December 31, 2010, in connection with other real estate owned.

        Expenses applicable to other real estate owned include the following:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Net loss (gain) on sales of other real estate owned	$93	$(8)	$—
Write-down of other real estate owned	—	263	1,387
Operating expenses	734	564	1,443

	$827	$819	$2,830

8. PREMISES AND EQUIPMENT

        A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,
			Estimated Useful Life
	2010	2009
	(In thousands)
Land	$6,474	$6,457	N/A
Premises	21,393	20,884	20 years
Furniture, fixtures and equipment	15,424	13,207	3 - 7 years
Leasehold improvements	22,863	17,763	3 - 20 years
Construction in progress	585	1,000	N/A

	66,739	59,311
Accumulated depreciation and amortization	(26,946)	(22,547)

	$39,793	$36,764

        Depreciation and amortization expense was $4,517,000, $3,669,000 and $3,547,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

        At December 31, 2010, construction in progress represents costs incurred for the design and construction of the new branches in Boston and Lexington, Massachusetts. At December 31, 2010, outstanding commitments related to the construction amounted to $620,000.

        At December 31, 2009, construction in progress represents costs incurred for the design and construction of new branches in Boston and Waltham, Massachusetts, which were opened in 2010.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PREMISES AND EQUIPMENT (Concluded)

        The Company leases certain facilities and equipment under long-term noncancelable lease commitments. Future minimum lease payments, which are accounted for using the straight-line method over the expected lease term, under such agreements, are as follows:

Year Ending December 31,	Amount
(In thousands)
2011	$3,582
2012	3,323
2013	3,216
2014	3,163
2015	2,711
Thereafter	17,018

$33,013

        Additional amounts may become due based on escalation of certain operating costs of the leased facilities and consumer price index adjustments. The leases contain options to extend for periods from five to twenty years. The cost of such options is not included above.

        Rent expense amounted to $3,322,000, $2,364,000 and $1,874,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

9. DEPOSITS

        A summary of term certificates, by maturity at December 31, 2010 and 2009 is as follows:

	December 31,
	2010		2009
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$393,857	1.50%	$460,327	2.12%
Over 1 year to 2 years	65,356	2.00	56,915	2.43
Over 2 years to 3 years	90,472	2.60	18,317	2.76
Over 3 years to 4 years	2,245	3.04	4,896	3.16
Over 4 years to 5 years	14,440	2.85	1,914	3.12

	$566,370	1.77%	$542,369	2.18%

10. SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances

        Federal Home Loan Bank advances with an original maturity of less than 90 days amounted to $168,000,000 and $120,000,000, at December 31, 2010 and 2009, respectively, with a weighted average interest rate of 0.28% and 0.20%, respectively.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TERM BORROWINGS (Continued)

Federal Home Loan Bank Advances (Concluded)

        The Company also has an available line of credit of $2,437,000 with the Federal Home Loan Bank ("FHLB") at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. At December 31, 2010 and 2009, there were no outstanding borrowings under this line of credit.

Federal Reserve Bank

Discount Window Advances

        At December 31, 2010, a FRB discount window advance with an original maturity of less than 90 days amounted to $1,000,000 with an interest rate of 0.75%. The Company did not have any Federal Reserve discount window advances at December 31, 2009. All advances must be fully collateralized and the aggregate sum of all advances outstanding shall not exceed 75% of the collateral value of the collateral available to secure such advances

Federal Reserve Bank Term Auction Facility

        The Company participates in the FRB 84-day Term Auction Facility ("TAF"), which the FRB will auction term funds to participating institutions. Each TAF auction is for a fixed amount, with the rate determined by the auction process (subject to a minimum bid rate). Accepted bids are awarded advances under the TAF at an interest rate, which shall be the lowest interest rate at which bids were accepted, regardless of the rates a participant bid. All advances must be fully collateralized and the aggregate sum of all advances outstanding shall not exceed 75% of the collateral value of the collateral available to secure such advances.

        At December 31, 2010 and 2009, the carrying value of the home equity loans pledged to the FRB amounted to $80,559,000 and $165,396,000, respectively. At December 31, 2010 and 2009, the fair value of obligations of government-sponsored enterprises securities pledged to secure Federal Reserve TAFs and Discount Window Advances was $31,819,000 and $21,076,000, respectively. At December 31, 2010 and 2009, the Company did not have any 84-Day TAFs.

PNC Bank, National Association

        In March 2010, the Company entered into a short-term borrowing arrangement with PNC Bank, National Association. Under the arrangement, the Company has an unsecured discretionary federal funds line of credit in the amount of $28,000,000 at an interest rate that adjusts daily. Advances made under the line of credit are payable on demand or, in the absence of demand, the day following the date of the advance. The Company did not have any advances under this line of credit at December 31, 2010.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SHORT-TERM BORROWINGS (Concluded)

Securities Sold Under Agreements to Repurchase

        Securities sold under Agreements to Repurchase mature on a daily basis and amounted to $45,330,000 and $52,829,000 at December 31, 2010 and 2009, respectively. These agreements are secured by obligations of government-sponsored enterprises with a fair value of $53,150,000 and $76,927,000 at December 31, 2010 and 2009, respectively. The weighted average interest rate on these agreements was 0.27% and 0.45% at December 31, 2010 and 2009, respectively. The obligations to repurchase the securities sold are reflected as a liability in the consolidated balance sheets. The dollar amount of the securities underlying the agreements remains in the asset accounts. The securities pledged are registered in the Company's name; however, the securities are held by the designated trustee of the broker. Upon maturity of the agreements, the identical securities pledged as collateral are returned to the Company.

11. LONG-TERM DEBT

        Long-term debt at December 31, 2010 and 2009 consists of the following fixed-rate FHLB advances:

	Amount			Weighted Average Rate
	December 31,			December 31,
	2010		2009	2010	2009
	(In thousands)
Advances maturing:
2010	$—		$19,342	—%	4.61%
2011	38,645	(a)	38,293	4.48	4.52
2012	13,220	(b)	13,390	3.84	3.89
2013	17,192	(c)	17,342	4.43	4.48
2014	2,055		2,098	3.30	4.78
2015	4,110	(d)	—	2.29	—
Thereafter	118,494	(e)	123,074	3.97	3.93
Amortizing advances	3,062	(f)	4,936	3.87	3.89

Total FHLB Advances	$196,778		$218,475	4.06%	4.13%

(a)
Includes advances callable in 2011 aggregating $30.0 million with a weighted average rate of 4.96%.

(b)
Includes advances callable in 2011 aggregating $8.1 million with a weighted average rate of 4.64%.

(c)
Includes advances callable in 2011 aggregating $15.1 million with a weighted average rate of 4.56%.

(d)
Advance callable in 2011.

(e)
All advances callable between 2011 and 2013.

(f)
Amortizing advances require monthly principal and interest payments of $186,000 at December 31, 2010.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LONG-TERM DEBT (Concluded)

        All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 95% of the market value of U.S. Government, government-sponsored enterprises and mortgage-backed securities obligations, except for FHLMC and FNMA issued mortgage-backed securities, which are at 90% of market value. In addition, FHLB borrowings are secured by a lien on certain specifically pledged qualifying commercial loans at 50% of their carrying value. The carrying value of these commercial loans amounted to $39,324,000 and $44,228,000 at December 31, 2010 and 2009, respectively.

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

        Subordinated debentures consist of the following:

		December 31,
		2010		2009
Maturity	Issued To	Amount	Interest Rate	Amount	Interest Rate
		(Dollars in thousands)
June 2031	Trust I	$14,500	10.18%	$14,500	10.18%
February 2034(1)	Trust II	10,310	3.15	10,310	3.10
December 2036(2)	Trust III	5,155	2.17	5,155	2.12

		$29,965	6.38%	$29,965	6.36%

(1)
Three-month LIBOR plus 2.85%

(2)
Three-month LIBOR plus 1.87%

        The outstanding subordinated debt may be included in regulatory Tier 1 capital, subject to a limitation that such amounts not exceed 25% of Tier 1 capital. At December 31, 2010 and 2009, subordinated debt aggregating $28,569,000 and $28,549,000, respectively, is included in Tier 1 capital. Deferred debt financing costs of $431,000 and $451,000, respectively, are included in other assets and are being amortized over the life of the debentures.

        For the years ended December 31, 2010, 2009 and 2008, the Company incurred $1,861,000, $1,965,000, and $2,302,000, respectively, of interest expense on the subordinated debt.

        On February 8, 2011, the Company exercised the call provision of the Trust II subordinated debt in the amount of $10,392,000, which consisted of principal and interest of $10,310,000 and $82,000, respectively.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss) are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Securities
Net unrealized gain (loss) on securities available for sale	$(8,297)	$(335)	$3,898
Reclassification adjustment for net securities gains	(2,109)	(6)	(921)
Reclassification adjustment for losses on impairment of securities	779	—	—

Net unrealized gains (losses)	(9,627)	(341)	2,977
Tax effect	4,114	154	(1,230)

Net-of-tax amount	(5,513)	(187)	1,747

Derivative Instruments
Change in unrealized gain on derivatives used for cash flow hedges	(6)	(7)	(8)
Tax effect	2	3	4

Net-of-tax amount	(4)	(4)	(4)

Defined Benefit Pension Plans
Reclassification adjustment for losses recognized in net periodic benefit cost	(391)	(309)	—
Tax effect	156	124	—

Net-of-tax amount	(235)	(185)	—

	$(5,752)	$(376)	$1,743

        The components of accumulated other comprehensive income (loss), included in stockholders' equity are as follows:

	December 31,
	2010	2009
	(In thousands)
Securities
Net unrealized gain (loss) on securities available for sale	$(3,164)	$6,463
Tax effect	1,479	(2,635)

Net-of-tax amount	(1,685)	3,828

Derivative Instruments
Net unrealized gain on derivatives used for cash flow hedges	4	10
Tax effect	(1)	(3)

Net-of-tax amount	3	7

Defined Benefit Pension Plan
Unrecognized net actuarial loss pertaining to defined benefit plan	(700)	(309)
Tax effect	280	124

Net-of-tax amount	(420)	(185)

	$(2,102)	$3,650

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OTHER COMPREHENSIVE INCOME (LOSS) (Concluded)

        No actuarial loss as is expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2011.

14. INCOME TAXES

        Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Current tax provision (benefit):
Federal	$5,143	$2,390	$(588)
State	1,461	160	158

Total current provision (benefit)	6,604	2,550	(430)

Deferred tax provision (benefit):
Federal	(747)	(1,897)	(2,287)
State	(429)	(504)	(632)
Change in enacted state tax rate	—	—	182
Change in valuation reserve	(610)	—	464

Total deferred benefit	(1,786)	(2,401)	(2,273)

Total tax provision (benefit)	$4,818	$149	$(2,703)

        The reasons for the differences between the statutory federal income tax amount and the effective tax amount are summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Statutory federal tax amount at 34%	$8,057	$1,856	$(1,838)
Increase (decrease) resulting from:
State taxes, net of federal tax benefits	749	(227)	(313)
Change in enacted state tax rate	—	—	182
Municipal income	(2,680)	(1,736)	(1,024)
Non-deductable acquisition expenses	—	492	—
Partnership investment credits	(288)	(75)	—
Cash surrender value of bank-owned life insurance	(473)	(292)	(335)
Change in valuation reserve-limited future income	(610)	—	464
Over (under) accrual of taxes	—	91	125
Other, net	63	40	36

Effective tax amount	$4,818	$149	$(2,703)

        The Company has a charitable contribution carry forward in the amount of $4,756,000 that will expire in 2013, if not fully utilized. The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (Continued)

deferred tax assets will not be realized. The Company assesses the realizability of its deferred tax assets by (1) reviewing taxable income in allowable federal carry-back periods, and (2) assessing the likelihood of the Company generating federal and state taxable income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance of $256,000 and $866,000 was required at December 31, 2010 and 2009, due to the limited future taxable income for federal and state tax purposes.

        The components of the net deferred tax asset are as follows:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Federal	$15,279	$12,946
State	4,606	3,563

	19,885	16,509
Valuation reserve	(256)	(866)

	19,629	15,643

Deferred tax liabilities:
Federal	(3,083)	(5,035)
State	(871)	(989)

	(3,954)	(6,024)

Net deferred tax asset	$15,675	$9,619

        The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2010	2009
	(In thousands)
Net unrealized loss (gain) on securities available for sale	$1,479	$(2,635)
Depreciation and amortization	190	217
Allowance for loan losses	7,312	5,896
Employee benefit and share-based compensation plans	6,999	6,143
Charitable contribution carryover	1,665	3,076
Employee benefit plans	280	124
Purchase accounting adjustments	(3,205)	(3,018)
Accrued expenses	1,140	—
Derivative instruments	(1)	(3)
Other, net	72	685

Total	15,931	10,485
Valuation reserve	(256)	(866)

Net deferred tax asset	$15,675	$9,619

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (Concluded)

        At December 31, 2010, the federal income tax reserve for loan losses at the Company's base year amounted to $2,156,000. If any portion of the reserve is used for purposes other than to absorb the losses for which established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve only to absorb loan losses, a deferred tax liability of $881,000 has not been provided.

        The Company's income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under applicable statutes of limitation by the Internal Revenue Service for the years ended December 31, 2006 through 2009. The years open to examination by state taxing authorities vary by jurisdiction, however, no years prior to 2006 are open.

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

        The approximate contractual amounts of the aforementioned commitments and conditional obligations are as follows:

	December 31,
	2010	2009
	(In thousands)
Financial instruments whose amounts represent credit risk:
Commitments to grant loans	$26,118	$12,615
Unfunded commitments under lines of credit	400,192	366,696
Unadvanced funds on construction loans	41,052	27,300
Commercial and standby letters of credit	4,510	5,056

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

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BALANCE SHEET ACTIVITIES (Continued)

Credit-Related Financial Instruments (Concluded)

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

Investments in Limited Partnerships

        The Company has invested in two limited partnerships, Shem Creek Capital Fund I, LLC and Endicott Opportunity Partners III, LLC in which the Company has a 27.3% and 4.3%, respectively, ownership at December 31, 2010. The investment commitments are in the amounts of $5 million and $10 million, respectively. At December 31, 2010 and 2009, the outstanding balances and outstanding commitments on these investments are as follows:

	December 31,
	2010	2009
	(In thousands)
Outstanding balance:
Shem Creek Capital Fund I, LLC	$3,057	$1,785
Endicott Opportunities Partners III, LLC	5,125	500

	$8,182	$2,285

Outstanding commitments:
Shem Creek Capital Fund I, LLC	$902	$3,079
Endicott Opportunities Partners III, LLC	4,875	9,500

	$5,777	$12,579

Employment Agreements

        On February 1, 2010, the Company entered into an employment agreement with an executive officer, which generally provides for a base salary and continuation of benefits currently received. The employment agreement extends until December 31, 2011 and then extends in one year increments unless the executive receives notice from the Company at least six months prior to the expiration of the term of the Company's decision not to renew the employment agreement. If the executive's employment is terminated for any reason prior to January 1, 2012, including voluntary resignation by the executive, the executive shall be entitled to severance in an amount equal to $933,000, which was fully accrued as of October 29, 2009, the date of the Beverly National acquisition. On December 6, 2010, the executive officer voluntarily terminated his employment and the Company expects to pay the severance in 2011.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OFF-BALANCE SHEET ACTIVITIES (Concluded)

Employment Agreements (Concluded)

        Additionally, as of December 6, 2010 an annual benefit of $100,000 for twenty (20) years under the same employment agreement became fully vested, with such annual benefit to be paid by the Company to the executive in 12 equal monthly installments commencing with the month following the executive attaining age 65, which was fully accrued at December 31, 2010. As of December 31, 2010, the liability under the salary continuation agreement was $1,301,000.

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

Change in Control Agreements

        At December 31, 2010, the Company has change in control agreements with ten senior officers, which will be in effect for 12 months following a change in control. Under the agreements, in the event that within 12 months after a change in control, as defined in the agreement, Danversbank or Danvers Bancorp, Inc. or their successors terminates the employment of an individual covered by the agreement without cause, as defined in the agreement, or if the individual voluntarily resigns with good reason, as defined in the agreement, the individual will receive a lump sum payment in the amount equal one to three times the sum of (a) the officer's annual base salary plus (b) the greater of the officer's target cash bonus for the year of termination or the officer's highest cash bonus earned in the preceding three years, subject to the limitations imposed by Section 280G of the Internal Revenue Code. The agreements also provide for continued health, dental and vision benefit coverage ranging from 12 to 36 months following termination of employment.

        At December 31, 2010, the Company has a change in control agreement with one executive officer which states that if the executive officer's employment is terminated within 24 months after a change in control, as defined in the agreement, then the executive officer is entitled to a lump sum equal to two times the product of the lesser of five years, or term of employment, average sum of annual base compensation (salary plus bonus) paid to the executive officer preceding a change in control, subject to the limitations imposed by Section 280G of the Internal Revenue Code.

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

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Derivative Financial Instruments (Concluded)

Interest Rate Collar (Concluded)

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

        Gains on the agreement recognized in non-interest income were $10,000, $8,000 and $8,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Interest Rate Risk Management—Derivative Instruments Not Designated As Hedging Instruments

        Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value, with changes in fair value recorded in noninterest income. Fees earned in connection with the execution of derivatives related to this program are recognized in other non-interest income.

Interest Rate Swaps and Interest Rate Cap Agreements

        As part of the Company's risk management strategy, the Company enters into interest rate swap and cap ("interest rate products") agreements to mitigate the interest rate risk inherent in certain of the Company's assets and liabilities. These interest rate products involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms. The interest rate product agreements entered into with counterparties meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. Based on adherence to the Company's credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these interest rate products was not significant at December 31, 2010.

        At December 31, 2010, the Company had three interest rate swaps and one cap agreements with an aggregate notional amount of $30,163,000 and $50,000,000, respectively, with a variable pay rate of the 1 Month LIBOR and a fixed receive rate ranging from 6.20% through 7.29% that mature at various dates ranging from March 1, 2011 through May 1, 2015. At December 31, 2009, the Company had five interest rate swaps and one cap agreements with an aggregate notional amount of $42,245,000 and $50,000,000, respectively, with a variable pay rate of the 1 Month LIBOR and a fixed receive rate ranging from 4.10% through 7.29%, that mature at various dates ranging from December 31, 2010 through May 1, 2015.

        For the years ended December 31, 2009 and 2008, the Company recognized a net gain of $29,000 and $94,000, respectively, which related to the changes in fair value of these interest rate products. There was no gain or loss on these interest rate products for the year ended December 31, 2010.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Concluded)

Interest Rate Risk Management—Derivative Instruments Not Designated As Hedging Instruments (Concluded)

Interest Rate Swaps and Interest Rate Cap Agreements (Concluded)

        The following table presents the fair values of derivatives not designated as hedging instruments in the consolidated balance sheets:

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments under ASC Topic 815:
December 31, 2010:
Interest rate swap agreements	Other assets	$737	Other liabilities	$743
Interest rate cap agreements	Other assets	4	Other liabilities	4

Total interest rate products		$741		$747

December 31, 2009:
Interest rate swap agreements	Other assets	$1,176	Other liabilities	$1,185
Interest rate cap agreements	Other assets	109	Other liabilities	106

Total interest rate products		$1,285		$1,291

        The following table presents information pertaining to the Company's derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income on Derivatives for the Years Ended December 31,
	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		2010	2009	2008
		(In thousands)
Interest rate swap agreements	Other income	$3	$26	$94
Interest rate cap agreements	Other income	(3)	3	—

Total income on interest rate products		$—	$29	$94

Collateral Requirements

        The Company pledged collateral to derivative counterparties in the form of government sponsored-enterprise securities with a fair value of $501,000 and $503,000 as of December 31, 2010 and 2009, respectively. No collateral was posted from counterparties to the Company as of December 31, 2010 and 2009. The Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

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

18. REGULATORY CAPITAL REQUIREMENTS

        The Company and Danversbank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Danversbank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Danversbank must meet specific capital guidelines that involve quantitative measures of the Company's and Danversbank's assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Company's and Danversbank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to a mutual holding company. Quantitative measures established by regulation to ensure capital adequacy require the Company, and Danversbank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Company and Danversbank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2010, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios, as set forth in the table. There are no conditions or events since that regulatory notification that management believes have changed Danversbank's category.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

REGULATORY CAPITAL REQUIREMENTS (Continued)

        The Company's and Danversbank's actual capital amounts and ratios are as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2010:
Total Capital to Risk Weighted Assets:
Consolidated	$300,697	15.4%	$156,609	8.0%	N/A	N/A
Danversbank	220,676	11.4	155,120	8.0	$193,901	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	282,790	14.5	78,304	4.0	N/A	N/A
Danversbank	202,759	10.5	77,560	4.0	116,340	6.0
Tier 1 Leverage Capital to Average Assets:
Consolidated	282,790	10.4	108,319	4.0	N/A	N/A
Danversbank	202,759	7.5	107,673	4.0	134,591	5.0
December 31, 2009:
Total Capital to Risk Weighted Assets:
Consolidated	$288,235	15.9%	$145,429	8.0%	N/A	N/A
Danversbank	194,567	13.3	116,645	8.0	$145,807	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	273,536	15.0	72,714	4.0	N/A	N/A
Danversbank	179,858	12.3	58,323	4.0	87,484	6.0
Tier 1 Leverage Capital to Average Assets:
Consolidated	273,536	12.3	89,286	4.0	N/A	N/A
Danversbank	179,858	9.4	76,495	4.0	95,619	5.0

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

REGULATORY CAPITAL REQUIREMENTS (Concluded)

        A reconciliation of the Company's and Danversbank's stockholders' equity to regulatory capital follows:

	December 31,
	2010		2009
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders' equity per financial statements	$285,274	$233,822	$285,666	$184,133
Adjustments to Tier 1 capital:
Unrealized losses (gains) on securities available for sale, net of tax	1,685	1,685	(3,828)	(3,929)
Unrealized loss on equity securities, net of tax	—	—	(53)	(51)
Defined benefit plans	420	420	185	—
Unrealized gains on cash flow hedge, net of tax	(3)	(3)	(7)	(7)
Preferred stock	—	(10)	—	(10)
Subordinated debt	28,569	—	28,549	—
Goodwill	(23,857)	(23,857)	(23,646)	—
Core deposit intangible	(9,262)	(9,262)	(11,448)	(237)
Servicing assets	(36)	(36)	(43)	(41)
Dissallowed deferred tax assets	—	—	(1,839)	—

Total Tier 1 capital	282,790	202,759	273,536	179,858

Adjustments to total capital:
Preferred stock	—	10	—	10
Unrealized gain on equity securities, net of tax	7	7	—	—
Allowance for loan losses	17,900	17,900	14,699	14,699

Total capital per regulatory reporting	$300,697	$220,676	$288,235	$194,567

        In 2008, as part of the conversion to a stock company, the Company established a liquidation account in the amount of $98,672,000, which is equal to the net worth of Danversbank as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at Danversbank after the Conversion. The liquidation account is reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. EMPLOYEE BENEFIT PLANS

Beverly Defined Benefit Plan

        The Company provides pension benefits for eligible employees through participation in a defined benefit plan for former Beverly employees. Effective January 1, 2006, Beverly suspended the plan so that participating employees no longer earn additional defined benefits for future services.

        The following sets forth the Plan's status:

	For the Year Ended December 31, 2010	For the Two Months Ended December 31, 2009
	(In thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of period	$8,893	$8,353
Interest cost	495	85
Unrecognized loss	480	525
Benefits paid	(443)	(70)

Benefit obligation at end of period	9,425	8,893

Change in plan assets:
Fair value of plan assets at beginning of period	5,793	5,544
Actual return on plan assets	631	319
Employer contributions	34	—
Benefits paid	(443)	(70)

Fair value of plan assets at end of period	6,015	5,793

Funded status	$(3,410)	$(3,100)

Accrued pension benefit	$(3,410)	$(3,100)

Accumulated benefit obligation	$9,425	$8,893

        At December 31, 2010 and 2009, the discount rate used to determine the benefit obligation was 5.25% and 5.75%, respectively.

        The components of net periodic pension cost are as follows:

	For the Year Ended December 31, 2010	For the Two Months Ended December 31, 2009
	(In thousands)
Interest cost	$495	$85
Expected return on plan assets	(511)	(82)

Net pension expense (income)	$(16)	$3

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

Beverly Defined Benefit Plan (Continued)

        The assumptions used to determine net periodic pension cost are as follows:

	Years Ended December 31,
	2010	2009
Discount rate	5.25%	5.75%
Expected long-term rate of return on plan assets	9.00%	9.00%

        In general, the Company selected their assumptions with respect to the expected long-term rate of return based on prevailing yields on high quality fixed income investments increased by a premium for equity return expectations.

        Beverly's fair value of major categories of pension plan assets are summarized below:

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Plan Assets
Equity securities:
Common stocks	$2,288	$—	$—	$2,288
Equity funds	—	1,532	—	1,532
Mutual funds—real estate	—	492	—	492
Danversbank money market account(1)	498	—		498
Fixed income	—	1,192	—	1,192
Accrued interest	—	11	—	11
Cash	2	—	—	2

	$2,788	$3,227	$—	$6,015

(1)
At December 31, 2010, money market account is maintained at the Company.

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Plan Assets
Equity securities:
Common stocks	$2,144	$—	$—	$2,144
Equity funds	—	1,388	—	1,388
Mutual funds—real estate	—	609	—	609
Beverly National Bank money market account(1)	499	—		499
Fixed income	—	1,141	—	1,141
Accrued interest	—	10	—	10
Cash	2	—	—	2

	$2,645	$3,148	$—	$5,793

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

        The Company expects to contribute $274,000 to the retirement plan in 2011.

        Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending December 31,	Amount
(In thousands)
2011	$434
2012	435
2013	428
2014	459
2015	519
2016-2020	3,078

401(k) Savings Plan

        Substantially all of the Company's employees are eligible to participate in the Savings Banks' Employees Retirement Association 401(k) Savings Plan. Under the 401(k) Plan, employees may make contributions of up to 75% of their eligible compensation. The Company makes discretionary contributions to the Plan equal to 4% of eligible employees' salaries. Beverly employees were eligible to participate in the Plan beginning January 1, 2010.

        The Company's total expense under the 401(k) Plan for the years ended December 31, 2010, 2009 and 2008, amounted to $891,000, $585,000 and $538,000, respectively.

Beverly Defined Contribution Plan

        The former employees of Beverly participated in a 401(k) plan, which provided for voluntary contributions by participating employees ranging from one percent to twelve percent of their compensation, subject to certain limitations. Beverly matched the employees' contributions equal to 100% of salary deferral up to 4.5% of participant's compensation. As of January 1, 2010, no additional employee or employer contributions were made to the plan. The plan was transferred to the Company's 401(k) Plan as of May 31, 2010.

        The Company's total expense under the Beverly 401(k) plan for the two months ended December 31, 2009 amounted to $65,000.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

Incentive Compensation Plan

        Substantially all of the Company's employees are eligible to participate in the Company's Annual Incentive Compensation Plan. Incentive award payments are determined on the basis of Company performance and individual performance, with incentive awards ranging from 0% to 40% of annual compensation. These awards are paid after the close of the fiscal year contingent on the Compensation Committee's assessment of the Company's performance relative to performance targets established between the Board of Directors and senior management. Incentive awards expense for the years ended December 31, 2010, 2009 and 2008, was $3,347,000, $2,700,000 and $2,821,000, respectively.

Phantom Stock Plan

        The Company had established a Phantom Stock Plan (the "Plan"). Upon the Conversion in 2008, all shares were vested under the change in control provisions and the Plan was terminated. The value of all vested shares was distributed to the participants amounting to $9,056,000. The maximum number of phantom shares that could have been awarded to participants was 870,418. Shares were granted at the discretion of the Board of Directors and were recorded in other liabilities. The intended service period for all grants made under the Plan was five years. The initial grants vested 60% in year three and 40% in year five. All subsequent grants vested 100% in year five. Grants made to independent members of the Board of Directors vested 100% in year three. Compensation expense related to these benefits was $3,743,000 for the year ended December 31, 2008.

Supplemental Pension Plan

        The Company provides supplemental retirement and death benefits for certain officers of the Company under the terms of the Supplemental Pension Agreement (the "Agreement"). Benefits to be paid under the Agreement are based primarily on the officer's salary and years of service.

        The retirement benefits, as defined in the Agreement, are accrued by charges to compensation expense over the required service periods of the officers. Compensation expense related to these benefits was $2,958,000, $1,308,000 and $1,046,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

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

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

Supplemental Pension Plan (Continued)

        The following tables set forth information about the plan as of the date noted:

	For the Year Ended December 31, 2010	For the Two Months Ended December 31, 2009
	(In thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of period	$1,072	$1,054
Interest cost	60	11
Unrecognized loss	25	28
Benefits paid	(123)	(21)

Benefit obligation at end of period	1,034	1,072

Change in plan assets:
Fair value of plan assets at beginning of period	—	—
Actual return on plan assets	—	—
Employer contributions	123	21
Benefits paid	(123)	(21)

Fair value of plan assets at end of period	—	—

Funded status	$(1,034)	$(1,072)

Accrued expense	$(1,034)	$(1,072)

Accumulated benefit obligation	$1,034	$1,072

        At December 31, 2010 and 2009, the discount rate used to determine the benefit obligation and net periodic pension cost was 5.25% and 5.75%, respectively.

        The components of net periodic pension cost are as follows:

	For the Year Ended December 31, 2010	For the Two Months Ended December 31, 2009
	(In thousands)
Interest cost	$60	$11

	$60	$11

        The Company expects to contribute $123,000 to its retirement plan in 2011.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

Supplemental Pension Plan (Concluded)

        Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending December 31,	Amount
(In thousands)
2011	$123
2012	123
2013	123
2014	123
2015	123
2016-2020	616

        At December 31, 2010 and 2009, the retirement plan was secured by certain assets held in a Rabbi Trust at the Company with a fair value of $804,000 and $858,000, respectively, included in other assets. The Rabbi Trust is used to assist in the administration of the retirement plan and is subject to the claims of creditors in the case of insolvency.

Employee Stock Ownership Plan

        The Company has an Employee Stock Ownership Plan ("ESOP") which provides eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits.

        At the time of the Conversion, the Company contributed funds to the Bank to enable it to grant a loan to the ESOP for the purchase of shares of the Company's common stock. The loan obtained by the ESOP from the Company to purchase Company common stock is payable annually over 20 years at a rate of 3.25% per annum, adjustable annually. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Continued)

        At December 31, 2010, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)
2011	$577
2012	595
2013	615
2014	634
2015	655
Thereafter	9,739

$12,815

        Shares held by the ESOP include the following:

	December 31,
	2010	2009
Allocated	212,966	142,442
Unallocated	1,213,290	1,284,660

	1,426,256	1,427,102

        At December 31, 2010 and 2009, the fair value of the unallocated shares was $21,439,000 and $16,688,000, respectively. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2010, 2009 and 2008 was $1,075,000, $955,000 and $828,000, respectively.

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

	November 2, 2010	February 4, 2010	February 9, 2009
Expected dividends	0.54%	0.61%	0.62%
Expected term	6.5 years	6.5 years	6.5 years
Expected volatility	31.17%	28.19%	25.86%
Risk-free interest rate	1.90%	3.06%	2.42%

        The expected volatility is based on historic volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on the historical exercise experience. The dividend yield assumption is based on the Company's history and expectation of dividend payouts.

        A summary of option activity under the Stock Plan as of December 31, 2010, and changes during the year then ended, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at beginning of year	1,575	$13.00
Granted	93	13.27
Exercised	—	—
Forfeited	(20)	13.18
Expired	—	—

Outstanding at end of year	1,648	$13.01	3.2	$6,269

Exercisable at end of year	—	$—	—	$—

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2010 and 2009 was $13.27 and $13.00, respectively. There were no options exercised in 2010 and 2009.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (Concluded)

Stock Option Plan (Concluded)

        For the years ended December 31, 2010 and 2009, the share-based compensation expense applicable to the non-vested stock options amounted to $1,231,000 and $1,081,000, respectively and the recognized tax benefit related to this expense was $296,000 and $272,000, respectively.

        As of December 31, 2010 and 2009, the unrecognized share-based compensation expense related to the non-vested options amounted to $3,894,000 and $4,813,000, respectively. This amount is expected to be recognized over a weighted average period of 3.2 years.

Restricted Stock Options

        Under the Company's Stock Plan, the Company reserved 713,700 shares of its common stock for issuance as restricted stock awards to directors and employees of the Company. In February 2009, the Compensation Committee of the Board of Directors implemented the Stock Plan, approved the restricted stock and authorized management to take the necessary steps to carry out the implementation of the Stock Plan, including the purchase of up to 713,700 shares of the Company's outstanding common shares through open market transactions or negotiated block transactions. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. Shares awarded vest 20% per year over a five year period. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. The fair value of the restricted stock awards granted in 2010 and 2009 were $13.18 and $13.00 per share, respectively.

        The following table presents the status of non-vested restricted shares under the Stock Plan as of December 31, 2010 and changes during the year then ended:

	Number of Shares	Weighted Average Grant-date Fair Value
	(In thousands)
Non-vested stock awards at beginning of year	640	$8,317
Restricted shares granted	34	445
Shares vested	(128)	(1,663)
Forfeited	(15)	(198)

Non-vested stock awards at end of year	531	$6,901

        Total expense for the restricted stock awards was $1,709,000 and $1,524,000, respectively, and a recognized tax benefit related to the expense of $683,000 and $609,000, respectively, for the years ended December 31, 2010 and 2009.

        As of December 31, 2010 and 2009, the unrecognized share-based compensation expense related to the nonvested options amounted to $5,331,000 and $6,793,000, respectively.

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

        Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount for dividends, which may be paid in any calendar year, cannot exceed the Bank's net income for the current year, plus the Bank's net income retained for the previous years, without regulatory approval. Loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis.

        At December 31, 2010, the Bank's retained earnings available for the payment of dividends was $30,700,000. Accordingly, $203,122,000 of the Company's equity in net assets of the Bank was restricted at December 31, 2010. Funds available for loans or advances by the Bank to the Company amounted to $23,592,000.

        In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

21. RELATED PARTY TRANSACTIONS

        In the ordinary course of business, the Company does business with or receives services from entities that members of the Board of Directors of the Company have a financial interest. During the year ended December 31, 2009, the Company contracted electrical and HVAC services with an entity owned by a member of the Board of Directors in the amount of $161,000 and paid premiums on life insurance policies amounting to $146,000 brokered by a Board member. At December 31, 2010, the amount of these services did not exceed $120,000 with any related party.

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

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Determination of Fair Value (Continued)

        Securities available for sale—At December 31, 2010, all fair value measurements are obtained from a third party service and are not adjusted by management. The available for sale securities measured at fair value in Level 1 are based on quoted market prices in an active market. These securities include marketable equity securities. Level 2 are based on market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well established independent broker-dealers. The independent pricing service monitors market indicators, industry and economic events, and for broker-quotes on securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants. These securities include U.S. Government bonds and government-sponsored enterprises securities, mortgage-backed securities, corporate bonds, foreign government bonds and municipal bonds. The securities measured at fair value in Level 3 are based on target prices obtained from independent third party services using dividend discount models and peer group analysis. The securities held in Level 3 are warrants.

        Restricted stock—The fair value of FHLB and FRB stock is equal to cost based on redemption provisions.

        Loans and loans held for sale—Fair values are estimated for portfolios of loans with similar financial and credit characteristics. The loan portfolio was evaluated in the following segments: construction, residential real estate, commercial real estate, home equity, C&I and other consumer loans. The fair value of performing commercial and commercial real estate loans is estimated by discounting cash flows through the estimated maturity using discount rates that reflect the expected maturity and the credit and interest rate risk inherent in such loans. The fair value of residential mortgage loans is estimated by discounting contractual cash flows, adjusted for prepayment estimates using discount rates based on secondary market sources. The fair value of home equity and other consumer loans is estimated based on secondary market prices for asset-backed securities with similar characteristics. The fair values of loans held for sale is based on observable market prices. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

        Off-balance sheet credit related instruments—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of these fees at December 31, 2010 and 2009 was immaterial to the consolidated financial statements.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities Available for Sale:
Debt securities:
Other government-sponsored enterprises:
Federal Home Loan Mortgage Corporation	$—	$1,183	$—	$1,183
Federal Home Loan Bank	—	297,936	—	297,936
Federal Farm Credit Bank	—	103,501	—	103,501
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	—	84,628	—	84,628
Federal National Mortgage Association	—	123,821	—	123,821
Government National Mortgage Association	—	60,907	—	60,907
Municipal bonds	—	50,757	—	50,757
Other bonds and notes	—	250	—	250
Marketable equity securities:
Mutual funds	—	627	—	627
Other:
Interest rate products	—	741	—	741

Total assets	$—	$724,351	$—	$724,351

Liabilities
Interest rate products	$—	$747	$—	$747

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities Available for Sale:
Debt securities:
U.S. Government	$—	$15,480	$—	$15,480
Other government-sponsored enterprises:
Federal Home Loan Mortgage Corporation	—	6,012	—	6,012
Federal National Mortgage Association	—	7,729	—	7,729
Federal Home Loan Bank	—	107,554	—	107,554
Federal Farm Credit Bank	—	56,838	—	56,838
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	—	86,421	—	86,421
Federal National Mortgage Association	—	113,941	—	113,941
Government National Mortgage Association	—	61,215	—	61,215
Municipal bonds	—	24,364	—	24,364
Other bonds and notes	—	250	—	250
Marketable equity securities:
Warrants	—	—	692	692
Mutual funds	—	599	—	599
Other equities	5	—	—	5
Other:
Interest rate products	—	1,285	—	1,285

Total assets	$5	$481,688	$692	$482,385

Liabilities
Interest rate products	$—	$1,291	$—	$1,291

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Concluded)

        The table below presents, for the years ended December 31, 2010 and 2009, the changes in Level 3 assets that are measured at fair value on a recurring basis.

Assets
Securities Available for Sale
(In thousands)
Balance as of December 31, 2008	$—
Total unrealized losses included in other comprehensive income	(87)
Purchases	779

Balance as of December 31, 2009	692
Loss on impairment of securities	(779)
Change in unrealized losses included in other comprehensive income	87
Total unrealized losses included in other comprehensive income	—
Purchases	—

Balance as of December 31, 2010	$—

Total unrealized losses relating to instruments still held at December 31, 2009	$(87)

Assets Measured at Fair Value on a Non-recurring Basis

        The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2010 and 2009.

        The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2010 and 2009. The losses represent the amount of write-down recorded during 2010 and 2009 on the assets held at December 31, 2010 and 2009, respectively:

				Year Ended December 31, 2010
	December 31, 2010
				Total Losses
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Other real estate owned	$—	$—	$832	$—
Impaired loans	—	—	2,128	2,008

	$—	$—	$2,960	$2,008

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Assets Measured at Fair Value on a Non-recurring Basis (Concluded)

				Year Ended December 31, 2009
	December 31, 2009
				Total Losses
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Other real estate owned	$—	$—	$1,427	$263
Impaired loans	—	—	653	696

	$—	$—	$2,080	$959

        At December 31, 2010 and 2009, the amount of other real estate owned represents the carrying value and related charge-offs for which adjustments are based on current appraised value of the collateral or where current appraised value is not obtained, management's discounted estimate of the collateral. At December 31, 2010 and 2009, the amount of impaired loans represents the carrying value and related charge-offs and allocated reserves on impaired loans for which adjustments are based on current appraised value of the collateral or where current appraised value is not obtained, management's discounted estimate of the collateral. Appraised values are typically based on a blend of (a) an income approach using observable cash flows to measure fair value, and (b) a market approach using observable market comparables.

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

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$30,282	$30,282	$71,757	$71,757
Certificates of deposit	—	—	10,679	10,679
Securities available for sale	723,610	723,610	481,100	481,100
Securities held to maturity	152,731	150,427	110,932	108,697
Restricted stock	18,172	18,172	18,726	18,726
Loans and loans held for sale, net	1,767,722	1,764,429	1,653,413	1,660,176
Accrued interest receivable	9,845	9,845	9,998	9,998
Financial liabilities:
Deposits:
Demand deposits	246,973	246,973	224,776	224,776
Savings and NOW accounts	449,036	449,036	376,975	376,975
Money market accounts	837,647	837,647	621,683	621,683
Term certificates	566,370	571,849	542,369	545,740
Short-term borrowings	214,330	214,330	172,829	172,829
Long-term debt	196,778	200,628	218,475	222,122
Subordinated debt	29,965	29,228	29,965	18,484
Accrued interest payable	1,235	1,235	1,838	1,838
On-balance sheet derivative financial instruments:
Interest rate products:
Assets	741	741	1,285	1,285
Liabilities	747	747	1,291	1,291

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

        Financial information pertaining to Danvers Bancorp, Inc. is as follows:

Balance Sheets

	December 31,
	2010	2009
	(In thousands)
Assets:
Cash and cash equivalents held at Danversbank	$48,632	$47,645
Investment in Danversbank	233,822	184,133
Investment in Beverly	—	62,746
Investment in Danvers Capital Trusts	1,396	1,417
Investment in Endicott III, LP	5,125	500
Loan to Danversbank ESOP	12,815	13,373
Deferred tax asset	2,355	2,331
Other assets	11,166	3,557

	$315,311	$315,702

Liabilities and stockholders' equity:
Subordinated debentures	$29,965	$29,965
Other liabilities	72	71

Total liabilities	30,037	30,036
Stockholder's equity:
Retained earnings (net of restricted and treasury stock)	297,407	298,512
Unearned compensation—ESOP 1,213,290 shares and 1,284,660 shares December 31, 2010 and 2009, respectively	(12,133)	(12,846)

Total stockholders' equity	285,274	285,666

	$315,311	$315,702

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

Statements of Operations

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Interest and dividend income:
Interest on loan	$435	$452	$1,012
Interest and dividends on equity and other securities	64	68	78
Interest on cash equivalents	658	947	644

Total interest and dividend income	1,157	1,467	1,734
Interest on borrowed funds	1,926	2,033	2,380

Net interest expense	(769)	(566)	(646)
Non-interest expense:
Contributions to the Danversbank Charitable Foundation	—	—	6,850
Employee benefits	2,941	2,605	—
Other operating expense	363	349	121

Total non-interest expense	3,304	2,954	6,971

Loss before income taxes and equity in undistributed net loss of subsidiaries	(4,073)	(3,520)	(7,617)
Income tax benefit	(2,002)	(1,204)	(2,174)

Loss before undistributed earnings of subsidiaries	(2,071)	(2,316)	(5,443)
Equity in undistributed earnings of subsidiaries	20,272	7,625	2,740

Net income (loss)	$18,201	$5,309	$(2,703)

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Concluded)

Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$18,201	$5,309	$(2,703)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(20,272)	(7,625)	(2,740)
Common stock issued to Danversbank Charitable Foundation	—	—	6,500
Deferred tax benefit	(24)	(461)	(1,870)
ESOP expense	3,302	2,845	114
Other, net	(7,608)	(3,078)	(547)

Net cash used by operating activities	(6,401)	(3,010)	(1,246)

Cash flows from investing activities:
Investment in Endicott III, LP	(4,625)	(500)	—
Investment in Beverly	28,311	—	—
ESOP loan to Danversbank	—	—	(14,274)
ESOP principal payments received from Danversbank	558	541	360

Net cash provided (used) by investing activities	24,244	41	(13,914)

Cash flows from financing activities:
Capital contribution to Danversbank	—	—	(84,038)
Dividends paid	(1,998)	(1,299)	(656)
Acquisition of common stock for incentive plans	(14,858)	(16,676)	—
Issuance of common stock	—	—	168,074

Net cash provided (used) by financing activities	(16,856)	(17,975)	83,380

Change in cash and cash equivalents	987	(20,944)	68,220
Cash and cash equivalents at beginning of year	47,645	68,589	369

Cash and cash equivalents at end of year	$48,632	$47,645	$68,589

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2010				2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter		Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest and dividend income	$31,180	$29,352	$29,418	$29,059	$27,859		$23,042	$22,027	$21,429
Interest expense	8,531	8,590	8,280	8,278	8,645		8,897	8,993	8,948

Net interest income	22,649	20,762	21,138	20,781	19,214	(1)	14,145	13,034	12,481
Provision for loan losses	1,750	900	1,300	1,200	1,750		1,400	1,200	760

Net interest income, after provision for loan losses	20,899	19,862	19,838	19,581	17,464		12,745	11,834	11,721
Non-interest income	3,837	2,796	4,074	2,662	2,410		1,667	1,803	1,709
Non-interest expense	18,220	17,543	17,281	17,486	17,480	(2)	13,044	13,599	11,772

Income before income taxes	6,516	5,115	6,631	4,757	2,394		1,368	38	1,658
Provision (benefit) for income taxes	1,661	963	1,688	506	(234)		205	(97)	275

Net income	$4,855	$4,152	$4,943	$4,251	$2,628		$1,163	$135	$1,383

Weighted-average shares outstanding:
Basic	19,612,520	19,871,405	20,295,687	20,423,418	19,128,645		16,302,603	15,949,439	16,376,388
Diluted	19,676,484	19,902,305	20,310,621	20,423,418	19,128,645		16,302,603	15,949,439	16,376,388
Earnings per share:
Basic	$0.25	$0.21	$0.24	$0.21	$0.14		$0.07	$0.01	$0.08
Diluted	$0.25	$0.21	$0.24	$0.21	$0.14		$0.07	$0.01	$0.08

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

DANVERS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. SUBSEQUENT EVENTS

Settlement Agreements

        In connection with the merger, the Company and People's United entered into settlement agreements with certain executive officers pursuant to which each executive will receive the payments and benefits provided under their settlement agreement in satisfaction of all rights to payments and benefits under the executive's individual employment agreement and Supplemental Executive Retirement Plan or Supplemental Retirement Agreement ("SERP's"). In connection with the merger, rights to most of these payments and benefits would have otherwise been triggered absent the settlement agreement. Upon the closing of the merger, each settlement agreement specifies that the executive will execute a release of claims against the Company and People's United.

        The terms of each settlement agreement are substantially similar. Under the settlement agreements, the aggregate lump sum severance amounts equal the total of (i) $6,111,000, (ii) an amount equal to a pro rata portion of the executives' target cash annual bonus for calendar year 2011 and (iii) gross-ups for any excise taxes imposed on the executives under Section 4999 of the Code as a result of the merger. The amount of these gross-ups for any excise taxes imposed on the executives under Section 4999 of the Code is subject to adjustment pursuant to the terms of the executives' employment agreements but is expected to be approximately $8,824,000, in total, assuming a merger closing on June 30, 2011.

        These executives will also receive a lump sum payment in satisfaction of all rights to payments and benefits under the above mentioned SERP's equal to $11,418,000.

 EXHIBIT INDEX

Exhibit No.		Description
2.1		Danvers Bancorp, Inc. Plan of Conversion (incorporated by reference to Exhibit 2.1 of the Registration Statement No. 333-145875 on Form S-1 filed with the SEC on September 5, 2007.)
2.2
Agreement and Plan of Merger, dated as of January 20, 2011, by and among People's United Financial, Inc. and Danvers Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on January 21, 2011.)
3.1		Certificate of Incorporation of Danvers Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement No. 333-145875 on Form S-1 filed with the SEC on September 5, 2007.)
3.2		Bylaws of Danvers Bancorp, Inc.((incorporated by reference to Exhibit 3.2 of the Registration Statement No. 333-145875 on Form S-1 filed with the SEC on September 5, 2007.)
4.1		Form of Common Stock Certificate of Danvers Bancorp, Inc. (incorporated by reference to Exhibit 4 of the Registration Statement No. 333-145875 on Form S-1 filed with the SEC on September 5, 2007.)
10.1	+	Amended and Restated Danversbank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 4, 2010.)
10.2	+	Phantom Stock Plan (incorporated by reference to Exhibit 10.3 of the Registration Statement No. 333-145875 on Form S-1 filed with the SEC on September 5, 2007.)
10.3	+	Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 of the Registration Statement No. 333-145875 on Form S-1 filed with the SEC on September 5, 2007.)
10.4	+	Amendment to Danversbank Deferred Compensation Plan*
10.5	+	Danversbank SBERA Pension Plan (incorporated by reference to Exhibit 10.5 of the Registration Statement No. 333-145875 on Form S-1 filed with the SEC on September 5, 2007.)
10.6	+
Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and Kevin T. Bottomley (incorporated by reference to Exhibit 10.7 of the Registration Statement No. 333-145875 on Form S-1 filed with the SEC on September 5, 2007.)
10.7	+	First Amendment to Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and Kevin T. Bottomley*
10.8	+
Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and James J. McCarthy (incorporated by reference to Exhibit 10.8 of the Registration Statement No. 333-145875 on Form S-1 filed with the SEC on September 5, 2007.)
10.9	+	First Amendment to Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and James J. McCarthy*
10.10	+
Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and L. Mark Panella (incorporated by reference to Exhibit 10.9 of the Registration Statement No. 333-145875 on Form S-1 filed with the SEC on September 5, 2007.)
10.11	+	First Amendment to Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and L. Mark Panella*

Exhibit No.		Description
10.12	+	Form of Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and John J. O'Neil (incorporated by reference to Exhibit 10.10 of the Registration Statement No. 333-145875 on Form S-1 filed with the SEC on September 5, 2007.)
10.13	+	First Amendment to Employment Agreement by and among Danvers Bancorp, Inc., Danversbank and John J. O'Neil*
10.14	+	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 22, 2010.)
10.15	+	First Amendment to Change in Control Agreement*
10.16	+	Form of Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.12 of the Registration Statement No. 333-145875 on Form S-1 filed with the SEC on September 5, 2007.)
10.17	+	Form of Employee Stock Ownership Restoration Plan (incorporated by reference to Exhibit 10.13 of the Registration Statement No. 333-145875 on Form S-1 filed with the SEC on September 5, 2007.)
10.18	+
Form of Danvers Bancorp, Inc. Change in Control Severance Pay Plan (incorporated by reference to Exhibit 10.14 of the Registration Statement No. 333-145875 on Form S-1 filed with the SEC on September 5, 2007.)
10.19	+	Form of Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan (incorporated by reference to Exhibit A of Proxy Statement on Schedule 14A filed with the SEC on August 6, 2008.)
10.20	+
Incentive Stock Option Agreement Under the Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.16 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2009.)
10.21	+
Restricted Stock Award Agreement Under the Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.17 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2009.)
10.22	+
Non-Qualified Stock Option Agreement for Non-Employees Under the Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.18 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2009.)
10.23	+
Non-Qualified Stock Option Agreement for Non-Employee Directors Under the Danvers Bancorp, Inc. 2008 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.19 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2009.)
10.24	+
Executive Employment Agreement, dated February 1, 2010, by and between Danvers Bancorp, Inc., Danversbank and Donat A. Fournier (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 3, 2010.)
10.25	+
Change in Control Agreement, dated February 1, 2010, by and between Danvers Bancorp, Inc., Danversbank and Paul E. Flynn (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 3, 2010.)
10.26	+	Change in Control Agreement, dated February 1, 2010, by and between Danvers Bancorp, Inc., Danversbank and Michael W. McCurdy*
10.27	+	Amended and Restated Danversbank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 4, 2010.)

Exhibit No.		Description
10.28	+	Settlement Agreement, dated as of January 20, 2010, by and among Kevin T. Bottomley, People's United Financial, People's United Bank, Danvers Bancorp, Inc. and Danversbank (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 21, 2011.)
10.29	+
Settlement Agreement, dated as of January 20, 2010, by and among James J. McCarthy, People's United Financial, People's United Bank, Danvers Bancorp, Inc. and Danversbank (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on January 21, 2011.)
10.30	+
Settlement Agreement, dated as of January 20, 2010, by and among John J. O'Neil, People's United Financial, People's United Bank, Danvers Bancorp, Inc. and Danversbank (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on January 21, 2011.)
10.31	+
Settlement Agreement, dated as of January 20, 2010, by and among L. Mark Panella, People's United Financial, People's United Bank, Danvers Bancorp, Inc. and Danversbank (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on January 21, 2011.)
21.1		Subsidiaries of Registrant*
23.1		Consent of Independent Registered Public Accounting Firm*
31.1		Section 302 Certification of President and Chief Executive Officer*
31.2		Section 302 Certification of Executive Vice President and Chief Operating Officer*
31.3		Section 302 Certification of Executive Vice President and Chief Financial Officer*
32.1		Section 906 Certification of President and Chief Executive Officer**
32.2		Section 906 Certification of Executive Vice President and Chief Operating Officer**
32.3		Section 906 Certification of Executive Vice President and Chief Financial Officer**

+
Represents management contract or compensatory plan or agreement.

*
Filed herewith.

**
Furnished herewith.