Form 10-Q
period 2011-03-31
Danvers Bancorp, Inc.
filed 2011-05-10
CIK 1410703

DANVERS BANCORP, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission file number: 001-33896

DANVERS BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		04-3445675
(State or Other Jurisdiction of		(I.R.S. Employer
Incorporation or Organization)		Identification No.)

One Conant Street, Danvers, Massachusetts		01923
(Address of Principal Executive Officers)		(Zip Code)

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
Yes ☐ No ☒

Shares outstanding of the registrant’s common stock, $0.01 par value, at April 30, 2011: 20,686,592

DANVERS BANCORP, INC.

DANVERS BANCORP, INC.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
	(In thousands)
ASSETS
Cash and cash equivalents	$30,292	$30,282
Securities available for sale, at fair value	641,332	723,610
Securities held to maturity, at cost	148,267	152,731
Loans held for sale	192	2,881
Loans	1,791,291	1,782,741
Less allowance for loan losses	(18,930)	(17,900)
Loans, net	1,772,361	1,764,841

Restricted stock, at cost	18,172	18,172
Premises and equipment, net	41,198	39,793
Bank-owned life insurance	34,533	34,250
Other real estate owned	1,506	832
Accrued interest receivable	10,453	9,845
Deferred tax asset, net	16,977	15,675
Goodwill and intangible assets	32,616	33,119
Prepaid FDIC assessment	5,539	6,215
Other assets	20,987	21,099
	$2,774,425	$2,853,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$258,426	$246,973
Savings and NOW accounts	455,084	449,036
Money market accounts	860,203	837,647
Term certificates over $100,000	336,895	344,165
Other term certificates	214,629	222,205
Total deposits	2,125,237	2,100,026
Short-term borrowings	131,440	214,330
Long-term debt	187,946	196,778
Subordinated debt	19,655	29,965
Accrued expenses and other liabilities	24,032	26,972
Total liabilities	2,488,310	2,568,071

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.01 par value, 10,000,000 shares authorized;
none issued	-	-
Common stock; $0.01 par value, 60,000,000 shares authorized; 22,316,125 shares
issued	223	223
Additional paid-in capital	239,665	239,163
Retained earnings	90,489	88,067
Accumulated other comprehensive loss	(3,975)	(2,102)
Unearned restricted shares - 398,861 and 530,558 shares at March 31, 2011
and December 31, 2010, respectively	(4,902)	(5,331)
Unearned compensation - ESOP; 1,195,447 and 1,213,290 shares at
March 31, 2011 and December 31, 2010, respectively	(11,954)	(12,133)
Treasury stock, at cost; 1,629,533 and 1,592,382 shares at March 31, 2011
and December 31, 2010, respectively	(23,431)	(22,613)
Total stockholders' equity	286,115	285,274
	$2,774,425	$2,853,345

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands, except
Interest and dividend income:	per share amounts)
Interest and fees on loans	$24,161	$23,389
Interest on debt securities:
Taxable	6,357	5,381
Non-taxable	580	242
Dividends on equity securities	14	-
Interest on cash equivalents and certificates of deposit	3	47
Total interest and dividend income	31,115	29,059

Interest expense:
Interest on deposits:
Savings and NOW accounts	1,235	1,053
Money market accounts	2,105	2,255
Term certificates	2,476	2,597
Interest on short-term borrowings	171	96
Interest on long-term debt and subordinated debt	2,084	2,277
Total interest expense	8,071	8,278
Net interest income	23,044	20,781
Provision for loan losses	1,200	1,200
Net interest income, after provision for loan losses	21,844	19,581

Non-interest income:
Service charges on deposits	1,113	1,084
Loan servicing fees	119	58
Net gain on sales of loans	330	99
Net gain on sales of securities	300	71
Loss on limited partnerships, net	(180)	(34)
Increase in cash surrender value of bank-owned life insurance	283	316
Trust services	404	393
Other operating income	954	675
Total non-interest income	3,323	2,662

Non-interest expenses:
Salaries and employee benefits	10,459	9,856
Occupancy	2,531	2,089
Equipment	1,022	1,020
Outside services	819	546
Other real estate owned expense	108	186
Deposit insurance expense	729	582
Advertising expense	138	209
Merger expense	2,288	-
Other operating expense	3,188	2,998
Total non-interest expenses	21,282	17,486
Income before income taxes	3,885	4,757
Provision for income taxes	684	506
Net income	$3,201	$4,251

Weighted-average shares outstanding:
Basic	19,495,533	20,423,418
Diluted	19,843,457	20,423,418

Earnings per share:
Basic	$0.16	$0.21
Diluted	$0.16	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other	Unearned	Unearned		Total
	Common Stock		Paid-In	Retained	Comprehensive	Restricted	Compensation -	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	ESOP	Stock	Equity
	(Dollars in thousands)

Balance at December 31, 2009	22,316,125	$223	$237,577	$71,864	$3,650	$(6,793)	$(12,846)	$(8,009)	$285,666
Comprehensive income:
Net income	-	-	-	4,251	-	-	-	-	4,251
Net unrealized gain on securities
available for sale, net of
reclassification adjustments
and tax effect	-	-	-	-	674	-	-	-	674
Change in fair value and
amortization of derivative used
for cash flow hedge, net of
tax effect	-	-	-	-	(1)	-	-	-	(1)
Total comprehensive income									4,924
Restricted stock awards
(33,715 shares)	-	-	(12)	-	-	(444)	-	456	-
Purchase of shares for stock
repurchase plan (67,340 shares)	-	-	-	-	-	-	-	(951)	(951)
Equity incentive shares earned
(81,002 shares)	-	-	307	-	-	431	-	-	738
Common stock held by ESOP
committed to be released
(17,843 shares)	-	-	70	-	-	-	178	-	248
Dividends paid
($.02 per share)	-	-	-	(411)	-	-	-	-	(411)
Balance at March 31, 2010	22,316,125	$223	$237,942	$75,704	$4,323	$(6,806)	$(12,668)	$(8,504)	$290,214

Balance at December 31, 2010	22,316,125	$223	$239,163	$88,067	$(2,102)	$(5,331)	$(12,133)	$(22,613)	$285,274
Comprehensive income:
Net income	-	-	-	3,201	-	-	-	-	3,201
Net unrealized loss on securities
available for sale, net of
reclassification adjustments
and tax effect	-	-	-	-	(1,872)	-	-	-	(1,872)
Change in fair value and
amortization of derivative used
for cash flow hedge, net of
tax effect	-	-	-	-	(1)	-	-	-	(1)
Total comprehensive income									1,328
Purchase of shares for stock
repurchase plan (37,151 shares)	-	-	-	-	-	-	-	(818)	(818)
Equity incentive shares earned
(82,385 shares)	-	-	311	-	-	429	-	-	740
Common stock held by ESOP
committed to be released
(17,843 shares)	-	-	191	-	-	-	179	-	370
Dividends paid
($.04 per share)	-	-	-	(779)	-	-	-	-	(779)
Balance at March 31, 2011	22,316,125	$223	$239,665	$90,489	$(3,975)	$(4,902)	$(11,954)	$(23,431)	$286,115

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$3,201	$4,251
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	1,200	1,200
Depreciation and amortization of premises and equipment and acquisition accounting, net	842	543
Accretion of net deferred loan fees and costs	(237)	(291)
Deferred tax provision	-	3,973
Amortization of core deposit intangible and servicing rights	486	596
Amortization of stock-based compensation and ESOP expense	1,110	986
Amortization of securities, net	225	227
Net gain on sales of securities	(300)	(71)
Change in fair value of derivative financial instruments	(2)	3
Net loss on sales of other real estate owned	-	72
Loans originated for sale	(26,625)	(5,103)
Proceeds from sales of loans originated for sale	29,314	6,836
Changes in other assets and liabilities:
Accrued interest receivable	(608)	556
Other assets and bank-owned life insurance	385	(4,585)
Accrued expenses and other liabilities	(2,803)	(5,832)
Net cash provided by operating activities	6,188	3,361

Cash flows from investing activities:
Purchases of certificates of deposit	-	(119)
Maturities of certificates of deposit	-	10,798
Activity in available-for-sale securities:
Sales	33,210	5,769
Maturities, prepayments and calls	46,093	57,919
Purchases	-	(47,688)
Activity in held-to-maturity securities:
Maturities, prepayments and calls	4,341	7,883
Purchases	-	(5,743)
Proceeds from sales of other real estate owned	-	647
Net loan payments (originations)	(9,150)	5,817
Purchase of premises and equipment	(2,558)	(1,746)
Net cash provided by investing activities	71,936	33,537

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Term certificates	(14,846)	25,704
Other deposits	40,057	72,163
Short-term borrowings	(82,890)	(133,099)
Activity in long-term debt:
Proceeds from advances	-	1,080
Payment of advances	(8,528)	(8,884)
Purchase of shares for incentive plans	(818)	(951)
Repayment of subordinated debt	(10,310)	-
Dividends paid	(779)	(411)
Net cash used in financing activities	(78,114)	(44,398)
Change in cash and cash equivalents	10	(7,500)
Cash and cash equivalents at beginning of period	30,282	71,757
Cash and cash equivalents at end of period	$30,292	$64,257

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,836	$7,923
Income taxes	1,435	1,000
Non-cash financing and investing activities:
Transfers from loans to other real estate owned	674	563

The accompanying notes are an integral part of these consolidated financial statements.

DANVERS BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the reporting interim periods have been included.  The consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2010 filed by the Company with the Securities and Exchange Commission (“SEC”) on March 15, 2011.  The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be obtained for a full year.

2.	Derivative Financial Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  As the Company’s existing derivatives do not meet specified hedging criteria, all changes in fair value of the Company’s derivative assets and liabilities are recognized directly in other non-interest income.

Risk Management Objective of Using Derivatives

As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities.  Interest rate swap agreements involve the risk of dealing with both Bank customers and institutional derivative counterparties and their ability to meet contractual terms.  The agreements entered into with counterparties meet established credit standards and contain master netting and collateral provisions protecting the at-risk party.  Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at March 31, 2011 and December 31, 2010.

Non-designated Hedges

Certain derivative instruments do not meet the requirements to be accounted for as hedging instruments.  These derivative instruments are recognized on the consolidated balance sheets at fair value, with changes in fair value recorded in non-interest income.  Fees earned in connection with the execution of derivatives related to this program are recognized in other non-interest income.

DANVERS BANCORP, INC.

As of March 31, 2011, the Company had two interest rate swaps and one cap (“interest rate products”) with an aggregate notional amount of $19,812,000 and $50,000,000, respectively, with a variable pay rate of the 1 Month LIBOR and a fixed receive rate ranging from 6.20% through 6.80%.  These interest rate products mature at various dates ranging from April 17, 2012 through May 1, 2015.  During the three months ended March 31, 2011 and 2010, the Company recognized a net gain (loss) of $2,000 and ($3,000), respectively, related to changes in fair value of these interest rate products.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair values of the Company’s derivatives not designated as hedging instruments as well as their balance sheet location as of March 31, 2011 and December 31, 2010.

	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
	(In thousands)
Derivatives not designated as hedging
instruments:

March 31, 2011:
Interest rate swap agreements	Other assets	$605	Other liabilities	$609
Interest rate cap agreements	Other assets	1	Other liabilities	1
Total interest rate products		$606		$610

December 31, 2010:
Interest rate swap agreements	Other assets	$737	Other liabilities	$743
Interest rate cap agreements	Other assets	4	Other liabilities	4
Total interest rate products		$741		$747

Effect of Derivative Instruments on the Income Statement

The table below presents the effect of the Company’s derivatives not designated as hedging instruments on the income statement for the three months ended March 31, 2011 and 2010.

		Gain (Loss)
		Recognized
		in Income on
		Derivatives for the
	Location of Gain (Loss)	Quarter Ended
Derivatives Not Designated	Recognized in	March 31,
as Hedging Instruments	Income on Derivatives	2011	2010
		(In thousands)
Interest rate swap agreements	Other income	$2	$(1)
Interest rate cap agreements	Other income	-	(2)
Total income (loss) on interest rate products		$2	$(3)

DANVERS BANCORP, INC.

3.	Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2011:
Securities Available for Sale
Debt securities:
Government-sponsored enterprises:
Federal National Mortgage Association	$1,235	$-	$(55)	$1,180
Federal Home Loan Bank	252,854	637	(5,607)	247,884
Federal Farm Credit Bank	88,120	287	(2,208)	86,199
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	78,829	1,430	(763)	79,496
Federal National Mortgage Association	116,290	2,764	(2,452)	116,602
Government National Mortgage Association	55,855	1,503	(163)	57,195
Municipal bonds	53,624	349	(2,076)	51,897
Other bonds and notes	250	-	-	250
Total debt securities	647,057	6,970	(13,324)	640,703
Marketable equity securities:
Mutual funds	612	17	-	629
Total securities available for sale	$647,669	$6,987	$(13,324)	$641,332

Securities Held to Maturity
Debt securities:
Government-sponsored enterprises:
Federal Home Loan Bank	$60,698	$33	$(2,370)	$58,361
Federal Farm Credit Bank	26,940	98	(991)	26,047
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	18,649	55	(93)	18,611
Federal National Mortgage Association	25,548	200	(164)	25,584
Government National Mortgage Association	16,232	105	(31)	16,306
Other bonds	200	-	-	200
Total securities held to maturity	$148,267	$491	$(3,649)	$145,109

DANVERS BANCORP, INC.

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2010:
Securities Available for Sale
Debt securities:
Government-sponsored enterprises:
Federal National Mortgage Association	$1,235	$-	$(52)	$1,183
Federal Home Loan Bank	300,922	1,362	(4,348)	297,936
Federal Farm Credit Bank	104,670	598	(1,767)	103,501
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	83,460	1,618	(450)	84,628
Federal National Mortgage Association	122,674	3,053	(1,906)	123,821
Government National Mortgage Association	59,375	1,665	(133)	60,907
Municipal bonds	53,576	197	(3,016)	50,757
Other bonds and notes	250	-	-	250
Total debt securities	726,162	8,493	(11,672)	722,983
Marketable equity securities:
Mutual funds	612	15	-	627
Total securities available for sale	$726,774	$8,508	$(11,672)	$723,610

Securities Held to Maturity
Debt securities:
Government-sponsored enterprises:
Federal Home Loan Bank	$64,727	$126	$(2,020)	$62,833
Federal Farm Credit Bank	23,912	68	(836)	23,144
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	19,708	74	(56)	19,726
Federal National Mortgage Association	27,093	289	(123)	27,259
Government National Mortgage Association	17,091	186	(12)	17,265
Other bonds and notes	200	-	-	200
Total securities held to maturity	$152,731	$743	$(3,047)	$150,427

DANVERS BANCORP, INC.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
March 31, 2011:
Securities Available for Sale
Debt securities:
Government-sponsored enterprises:
Federal National Mortgage Association	$55	$1,180	$-	$-
Federal Home Loan Bank	5,607	207,168	-	-
Federal Farm Credit Bank	2,208	73,555	-	-
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	760	30,594	3	778
Federal National Mortgage Association	2,452	45,246	-	-
Government National Mortgage Association	163	17,437	-	-
Municipal bonds	1,766	29,622	310	6,579
	$13,011	$404,802	$313	$7,357

Securities Held to Maturity
Debt securities:
Government-sponsored enterprises:
Federal Home Loan Bank	$2,370	$56,828	$-	$-
Federal Farm Credit Bank	991	20,884	-	-
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	93	12,269	-	-
Federal National Mortgage Association	164	8,121
Government National Mortgage Association	31	3,524	-	-
	$3,649	$101,626	$-	$-

DANVERS BANCORP, INC.

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2010:
Securities Available for Sale
Debt securities:
Government-sponsored enterprises:
Federal National Mortgage Association	$52	$1,183	$-	$-
Federal Home Loan Bank	4,348	190,677	-	-
Federal Farm Credit Bank	1,767	74,747	-	-
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	448	24,892	2	921
Federal National Mortgage Association	1,906	43,822	-	-
Government National Mortgage Association	133	20,825	-	-
Municipal bonds	2,854	41,198	162	1,214
	$11,508	$397,344	$164	$2,135

Securities Held to Maturity
Debt securities:
Government-sponsored enterprises:
Federal Home Loan Bank	$2,020	$58,178	$-	$-
Federal Farm Credit Bank	836	21,038	-	-
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	56	14,109	-	-
Federal National Mortgage Association	123	12,057	-	-
Government National Mortgage Association	12	3,604	-	-
	$3,047	$108,986	$-	$-

Gross unrealized losses on available for sale and held to-maturity securities increased $1.7 million, or 14.2% and $602,000 million, or 19.8%, respectively, during the three-month period ended March 31, 2011.  The change is due to interest rate risk and is not related to credit quality.  The Company continues to ladder the securities portfolio to fund loan growth, balance duration risk and improve yield, as appropriate.

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

The unrealized losses on the Company’s investment in government-sponsored enterprises were primarily caused by interest rate risk.  These securities are guaranteed by the U.S. Government or a government-sponsored enterprise.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because declines in the market value is attributable to changes in interest rates and not to credit

DANVERS BANCORP, INC.

quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

The unrealized losses on the Company’s investment in residential mortgage-backed securities were caused by current dislocations in the market resulting in spreads increasing significantly over historic levels.  This spread increase in combination with generally illiquid markets is responsible for a significant portion of the price declines experienced by these securities.  These securities are guaranteed by the U.S. Government or a government-sponsored enterprise.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because declines in the market value are attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

The unrealized losses on the Company’s investment in municipal bonds were caused by current dislocations in the market resulting in spreads increasing significantly over historic levels.  This spread increase in combination with generally illiquid markets is responsible for a significant portion of the price declines experienced by these securities.  Ongoing analysis of these securities indicates no significant deterioration in the underlying credit supporting these securities.  Therefore, it is expected that these bonds would not be settled at a price less than the par value of the investment.  Because the Company does not intend to sell the securities and it is more likely than not that, the Company will not be required to sell the securities before recovery of their amortized costs basis; it does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

4.  Loans and Allowance for Loan Losses

The following table sets forth the composition of the loan portfolio at the dates indicated:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
Construction	$121,891	6.8%	$122,550	6.9%
Residential	294,398	16.4	305,233	17.1
Commercial	402,592	22.4	403,937	22.6
Home equity	82,641	4.6	83,837	4.7
C&I	889,490	49.6	866,445	48.5
Consumer	2,941	0.2	3,355	0.2
Total loans	1,793,953	100.0%	1,785,357	100.0%
Allowance for loan losses	(18,930)		(17,900)
Net deferred loan fees	(2,662)		(2,616)
Loans, net	$1,772,361		$1,764,841

DANVERS BANCORP, INC.

Loans obtained as the result of an acquisition are excluded from the collective evaluation for impairment.  Further information pertaining to the allowance for loan losses and principal balance of loan financing receivables follows:

	At or For the Three Months Ended March 31,
	2011								2010
	Real Estate Mortgages				Other
	Construction	Residential	Commercial	Home Equity	C&I	Consumer	Unallocated	Total	Amount
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$2,134	$824	$4,267	$343	$9,826	$25	$481	$17,900	$14,699
Provisions	(12)	347	414	4	404	(6)	49	1,200	1,200
Recoveries of loans previously charged-off	-	2	1	-	10	7	-	20	5
	2,122	1,173	4,682	347	10,240	26	530	19,120	15,904
Loans charged off	-	(143)	(42)	-	-	(5)	-	(190)	(395)
Balance at end of period	$2,122	$1,030	$4,640	$347	$10,240	$21	$530	$18,930	$15,509

Individually evaluated for impairment	$-	$400	$1,060	$-	$605	$9	$-	$2,074	N/A
Collectively evaluated for impairment	2,122	610	3,580	299	9,635	12	530	16,788	N/A
Acquired with deteriorated credit quality	-	20	-	48	-	-	-	68	N/A
	$2,122	$1,030	$4,640	$347	$10,240	$21	$530	$18,930	N/A

Principal balance of loan financing receivables:
Individually evaluated for impairment	$-	$6,496	$1,202	$1,031	$4,417	$10		$13,156	N/A
Collectively evaluated for impairment	120,061	243,875	325,355	59,802	801,079	2,358		1,552,530	N/A
	$120,061	$250,371	$326,557	$60,833	$805,496	$2,368		$1,565,686	N/A

Acquired with deteriorated credit quality	$-	$419	$-	$48	$-	$-		$467	N/A

	December 31, 2010
	Real Estate Mortgages				Other
	Construction	Residential	Commercial	Home Equity	C&I	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$-	$125	$656	$-	$474	$13	$-	$1,268
Collectively evaluated for impairment	2,134	629	3,611	296	9,337	12	481	16,500
Acquired with deteriorated credit quality	-	70	-	47	15	-	-	132
	$2,134	$824	$4,267	$343	$9,826	$25	$481	$17,900

Principal balance of loan financing receivables:
Individually evaluated for impairment	$-	$5,497	$1,204	$975	$3,829	$13		$11,518
Collectively evaluated for impairment	120,954	251,644	328,203	59,180	775,388	2,499		1,537,868
	$120,954	$257,141	$329,407	$60,155	$779,217	$2,512		$1,549,386

Acquired with deteriorated credit quality	$-	$2,168	$-	$68	$175	$-		$2,411

At March 31, 2011 and December 31, 2010, loans accounted for at fair value were $227,800,000 and $233,560,000, respectively.

DANVERS BANCORP, INC.

			At or For the
	At or For the Three		Year Ended
	Months Ended March 31,		December 31,
	2011	2010	2010
	(Dollars in thousands)

Total loans outstanding (1)	$1,794,145	$1,662,202	$1,785,622
Average loans outstanding	$1,802,824	$1,662,729	$1,691,942

Allowance for loan losses as a percent of total
loans outstanding	1.06%	0.93%	1.00%
Net loans charged off as a percent of average
loans outstanding (2)	0.04%	0.09%	0.12%
Allowance for loan losses to non-performing
loans	138.22%	99.80%	127.75%
(1)   Includes loans held for sale.
(2)	Ratios for the three months ended March 31, 2011 and 2010 are annualized.

For further information, see “Provision for Loan Losses” of the Management Discussion and Analysis on page 37.

DANVERS BANCORP, INC.

The following is a summary of information pertaining to impaired and non-accrual loans:

	March 31, 2011			December 31, 2010
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Construction	$-	$-	$-	$-	$-	$-
Residential real estate	5,170	5,119	-	5,694	5,644	-
Commercial real estate	51	51	-	456	457	-
Home equity real estate	1,031	1,031	-	995	995	-
C&I	3,433	3,432	-	3,339	3,337	-
Consumer	-	-	-	-	-	-
	$9,685	$9,633	$-	$10,484	$10,433	$-

Impaired loans with a valuation allowance:
Construction	$-	$-	$-	$-	$-	$-
Residential real estate	1,819	1,796	420	2,054	2,021	195
Commercial real estate	1,151	1,151	1,060	747	747	656
Home equity real estate	47	48	48	47	48	47
C&I	985	985	604	667	667	489
Consumer	10	10	10	13	13	13
	$4,012	$3,990	$2,142	$3,528	$3,496	$1,400

Total impaired loans:
Construction	$-	$-	$-	$-	$-	$-
Residential real estate	6,989	6,915	420	7,748	7,665	195
Commercial real estate	1,202	1,202	1,060	1,203	1,204	656
Home equity real estate	1,078	1,079	48	1,042	1,043	47
C&I	4,418	4,417	604	4,006	4,004	489
Consumer	10	10	10	13	13	13
	$13,697	$13,623	$2,142	$14,012	$13,929	$1,400

DANVERS BANCORP, INC.

	Three Months Ended March 31, 2011			Year Ended December 31, 2010
	Average			Average
	Recorded	Interest Income Recognized		Recorded	Interest Income Recognized
	Investment	Total	Cash Basis	Investment	Total	Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
Construction	$-	$-	$-	$-	$-	$-
Residential real estate	5,536	66	66	5,131	237	237
Commercial real estate	52	1	1	2,867	192	6
Home equity real estate	1,008	9	9	1,201	35	35
C&I	3,961	16	3	4,897	137	15
Consumer	-	-	-	-	-	-
	$10,557	$92	$79	$14,096	$601	$293

Impaired loans with a valuation allowance:
Construction	$-	$-	$-	$182	$-	$-
Residential real estate	1,797	10	10	1,098	58	54
Commercial real estate	1,151	24	24	738	44	5
Home equity real estate	48	1	1	195	2	2
C&I	318	1	1	1,237	18	8
Consumer	1,349	-	-	56	2	2
	$4,663	$36	$36	$3,506	$124	$71

Total impaired loans:
Construction	$-	$-	$-	$182	$-	$-
Residential real estate	7,333	76	76	6,229	295	291
Commercial real estate	1,203	25	25	3,605	236	11
Home equity real estate	1,056	10	10	1,396	37	37
C&I	4,279	17	4	6,134	155	23
Consumer	1,349	-	-	56	2	2
	$15,220	$128	$115	$17,602	$725	$364

DANVERS BANCORP, INC.

The following is a summary of past due and non-accrual loans at the dates indicated:

	March 31, 2011
							Recorded
							Investment
							Greater than
			Greater than				90 Days	Total
	30-59 Days	60-89 Days	90 Days	Total		Total	Past Due and	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Still Accruing	Loans
	(In thousands)
Real estate mortgages
Construction	$395	$-	$-	$395	$121,496	$121,891	$-	$-
Residential	2,892	5	3,356	6,253	288,145	294,398	-	6,989
Commercial	625	51	-	676	401,916	402,592	-	1,202
Home equity real estate	356	28	38	422	82,219	82,641	-	1,078
Total real estate mortgages	4,268	84	3,394	7,746	893,776	901,522	-	9,269
C&I	2,045	2,058	2,496	6,599	882,891	889,490	-	3,539
Consumer	6	1	-	7	2,934	2,941	-	9
	$6,319	$2,143	$5,890	$14,352	$1,779,601	$1,793,953	$-	$12,817

	December 31, 2010
							Recorded
							Investment
							Greater than
			Greater than				90 Days	Total
	30-59 Days	60-89 Days	90 Days	Total		Total	Past Due and	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Still Accruing	Loans
	(In thousands)
Real estate mortgages
Construction	$-	$-	$-	$-	$122,550	$122,550	$-	$-
Residential	2,872	714	3,710	7,296	297,937	305,233	-	7,748
Commercial	-	-	-	-	403,937	403,937	-	1,203
Home equity real estate	64	427	-	491	83,346	83,837	-	1,042
Total real estate mortgages	2,936	1,141	3,710	7,787	907,770	915,557	-	9,993
C&I	143	82	2,787	3,012	863,433	866,445	-	3,079
Consumer	10	-	1	11	3,344	3,355	-	13
	$3,089	$1,223	$6,498	$10,810	$1,774,547	$1,785,357	$-	$13,085

Credit Quality Indicators

The Company uses a ten grade internal loan rating system for all commercial real estate, construction and C&I loans as follows:

Loans rated 1-6:  Loans in these categories are considered “pass” rated loans with low to generally acceptable risk.

Loans rated 7:  Loans in this category are considered “special mention.”  These loans have potential weaknesses that may affect the asset or inadequately protect the Company’s position and are closely monitored by management.

DANVERS BANCORP, INC.

Loans rated 8:  Loans in this category are considered “substandard.”  Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligators and/or the collateral pledged.  There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 9:  Loans in this category are considered “doubtful.”  Loans classified doubtful have all the weaknesses inherent in those loans classified substandard with the exception of adequate sources of repayment to avoid loss.

Loans rated 10:  Loans in this category are considered uncollectible “loss” and should be charged-off.

On an annual basis, or more often if necessary, the Company formally reviews the rating on all commercial real estate, construction and C&I loans.  During the year, the Company engages an independent third party to perform reviews on a significant portion of loans within these segments.  Management uses the results of these reviews as part of its annual review process.

For all other loans, the Company initially assesses credit quality based upon the borrower’s ability to service the debt and monitors the debt based upon the borrower’s payment activity.

The following is a summary of the credit quality indicators pertaining to the loan portfolio:

	March 31, 2011
							Credit Risk Profile
	Credit Risk Profile Based on Internally Assigned Grade						Based on Payment Activity		Total
								Non-
	1 - 6		7	8		9	Performing	Performing
	(In thousands)
Commercial Credit Exposure:
Construction	$102,325		$17,504	$2,062		$-	$-	$-	$121,891
Commercial real estate	390,006		5,347	7,239	(1)	-	-	-	402,592
C&I	859,497	(2)	19,526	10,467	(3)	-	-	-	889,490
Total commercial credit exposure	1,351,828		42,377	19,768		-	-	-	1,413,973

Consumer Credit Exposure:
Residential real estate	-		-	-		-	287,409	6,989	294,398
Home equity real estate	-		-	-		-	81,563	1,078	82,641
Consumer	-		-	-		-	2,932	9	2,941
Total consumer credit exposure	-		-	-		-	371,904	8,076	379,980
Total commercial and consumer
credit exposure	$1,351,828		$42,377	$19,768		$-	$371,904	$8,076	$1,793,953

(1) Included in commercial real estate loans risk rated 8 are non-performing loans in the amount of $1,202,000, at March 31, 2011.
(2) Included in C&I loans risk rated 5-6 are non-performing loans in the amount of $204,000 at March 31 2011.
(3) Included in C&I loans risk rated 8 are non-performing loans in the amount of $3,335,000 at March 31 2011.

DANVERS BANCORP, INC.

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Real estate mortgages:
Construction	$-	$-
Residential	6,989	7,748
Commercial	1,071	1,072
Home equity	1,078	1,042
Total real estate mortgages	9,138	9,862
C&I	2,725	2,263
Consumer	10	13
Troubled debt restructured loans - non-accrual	945	947
Total non-accrual loans (1)	$12,818	$13,085
Troubled debt restructured loans - accruing (2)	$879	$927
Total non-performing loans	$13,697	$14,012
Other real estate owned	1,506	832
Total non-performing assets	$15,203	$14,844
Total non-performing loans to total loans (3)	0.76%	0.78%
Total non-performing loans to total assets	0.49%	0.49%
Total non-performing assets to total assets	0.55%	0.52%

(1)	All loans on non-accrual status are considered non-performing.
(2)	Troubled debt restructured loans that have been performing in accordance with their modified terms for a period of less than 12 months are considered non-performing.
(3)	Total loans include loans held for sale.

It is the Company’s policy to cease accrual of interest on loans when the loan is delinquent in excess of 90 days (based on contractual terms), unless the timing of collections are reasonably estimable and collection is probable.  When a loan is placed on non-accrual status, all previously accrued but uncollected interest is reversed against current period income.  The interest on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until the borrower has demonstrated performance in accordance with the contractual terms of the note, which is generally six months.  The Company recognized $115,000 on the cash-basis in interest income on non-accrual loans during the three months ended March 31, 2011.  The Company did not have any loans in the portfolio over 90 days and still accruing at March 31, 2011.

Troubled debt restructured loans represent loans for which concessions are granted due to the borrower’s financial condition.  Such concessions may include modifications of repayment terms and/or a reduction of interest rates to below market rates.  At March 31, 2011, the Company had 8 restructured loans totaling $1.8 million with a combined appraised value of $2.6 million.  Of the Company’s 8 restructured loans, 5 were on accrual status at the time of the restructure and at March 31, 2011, and as of the date of this report, all accruing restructured loans were performing in accordance with their modified terms and conditions.  The Company recognized $13,000 on the accrual-basis in interest income on restructured loans during the three months ended March 31, 2011.

The Company had $1.5 million in other real estate owned (“OREO”) at March 31, 2011.  The OREO balance consists of four properties.  Management does not anticipate any material losses on any of the properties at this time.

DANVERS BANCORP, INC.

5.	Fair Value of Assets and Liabilities

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

Securities available for sale—All fair value measurements are obtained from a third party service and are not adjusted by management.  The available for sale securities measured at fair value in Level 1 are based on quoted market prices in an active market.  Level 2 are based on market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well established independent broker-dealers.  The independent pricing service monitors market indicators, industry and economic events, and for broker-quotes on securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants.  The securities measured at fair value in Level 3 are based on target prices obtained from independent third party services using dividend discount models and peer group analysis.

Restricted stock—The fair value of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock is equal to cost based on redemption provisions.

DANVERS BANCORP, INC.

Loans and loans held for sale—Fair values are estimated for portfolios of loans with similar financial and credit characteristics.  The loan portfolio was evaluated in the following segments: construction, residential real estate, commercial real estate, home equity, Commercial and Industrial (“C&I”) and other consumer loans.  The fair value of performing commercial and commercial real estate loans is estimated by discounting cash flows through the estimated maturity using discount rates that reflect the expected maturity and the credit and interest rate risk inherent in such loans.  The fair value of residential mortgage loans is estimated by discounting contractual cash flows, adjusted for prepayment estimates using discount rates based on secondary market sources.  The fair value of home equity and other consumer loans is estimated based on secondary market prices for asset-backed securities with similar characteristics.  The fair values of loans held for sale is based on observable market prices.  Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Off-balance sheet credit related instruments—The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The fair value of these fees at March 31, 2011 and December 31, 2010 was immaterial to the consolidated financial statements.

DANVERS BANCORP, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2011
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities Available for Sale:
Debt securities:
Government-sponsored enterprises:
Federal National Mortgage Association	$-	$1,180	$-	$1,180
Federal Home Loan Bank	-	247,884	-	247,884
Federal Farm Credit Bank	-	86,199	-	86,199
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	-	79,496	-	79,496
Federal National Mortgage Association	-	116,602	-	116,602
Government National Mortgage Association	-	57,195	-	57,195
Municipal bonds	-	51,897	-	51,897
Other bonds and notes	-	250	-	250
Marketable equity securities:
Mutual funds	-	629	-	629
Other:
Interest rate products	-	606	-	606
Total assets	$-	$641,938	$-	$641,938

Liabilities
Interest rate products	$-	$610	$-	$610

DANVERS BANCORP, INC.

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities Available for Sale:
Debt securities:
Other government-sponsored enterprises:
Federal Home Loan Mortgage Corporation	$-	$1,183	$-	$1,183
Federal Home Loan Bank	-	297,936	-	297,936
Federal Farm Credit Bank	-	103,501	-	103,501
Residential mortgage-backed:
Federal Home Loan Mortgage Corporation	-	84,628	-	84,628
Federal National Mortgage Association	-	123,821	-	123,821
Government National Mortgage Association	-	60,907	-	60,907
Municipal bonds	-	50,757	-	50,757
Other bonds and notes	-	250	-	250
Marketable equity securities:
Mutual funds	-	627	-	627
Other:
Interest rate products	-	741	-	741
Total assets	$-	$724,351	$-	$724,351

Liabilities
Interest rate products	$-	$747	$-	$747

There were no transfers between Level 1 and Level 2 assets and liabilities for the periods ended March 31, 2011 and December 31, 2010.

The table below presents, for the period ended March 31, 2010, the changes in Level 3 assets measured at fair value on a recurring basis.  The Company did not have any assets in Level 3 for the period ended March 31, 2011.

Assets
Securities
Available
for Sale
(In thousands)

Balance as of December 31, 2009	$692
Total unrealized losses included in other comprehensive income	(108)
Purchases	-
Balance as of March 31, 2010	$584

Change in unrealized losses relating to instruments still held at
March 31, 2010	$(108)

DANVERS BANCORP, INC.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting, write-downs, charge-offs or specific loan loss allocations of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at March 31, 2011 and December 31, 2010.

The following tables summarize the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2011 and December 31, 2010.  The losses represent the amount of write-down recorded during the three months period on the assets held at March 31, 2011 and 2010, respectively:

				Three Months
				Ended
				March 31,
	March 31, 2011			2011
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)
Assets
Other real estate owned	$-	$-	$1,506	$23
Impaired loans	-	-	1,847	1,029
	$-	$-	$3,353	$1,052

				Three Months
				Ended
				March 31,
	December 31, 2010			2010
				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)
Assets
Other real estate owned	$-	$-	$832	$-
Impaired loans	-	-	2,128	677
	$-	$-	$2,960	$677

At March 31, 2011 and December 31, 2010, the amount of other real estate owned represents the carrying value and related charge-offs for which adjustments are based on current appraised value of the collateral or where current appraised value is not obtained, management’s discounted estimate of the collateral.  At March 31, 2011 and December 31, 2010, the amount of impaired loans represents the carrying value and related charge-offs and allocated reserves on impaired loans for which adjustments are based on current appraised value of the collateral or where current appraised value is not obtained, management’s discounted estimate of the collateral.  Appraised values are typically based on a blend of (a) an income approach using observable cash flows to measure fair value and (b) a market approach using observable market comparables.

DANVERS BANCORP, INC.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows.  Certain financial instruments and all nonfinancial instruments are exempt from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$30,292	$30,292	$30,282	$30,282
Securities available for sale	641,332	641,332	723,610	723,610
Securities held to maturity	148,267	145,109	152,731	150,427
Restricted stock	18,172	18,172	18,172	18,172
Loans and loans held for sale, net	1,772,553	1,773,733	1,767,722	1,764,429
Accrued interest receivable	10,453	10,453	9,845	9,845

Financial liabilities:
Deposits:
Demand deposits	258,426	258,426	246,973	246,973
Savings and NOW accounts	445,084	445,084	449,036	449,036
Money market accounts	860,203	860,203	837,647	837,647
Term certificates	551,524	558,375	566,370	571,849
Short-term borrowings	131,440	131,440	214,330	214,330
Long-term debt	187,946	189,113	196,778	200,628
Subordinated debt	19,655	18,688	29,965	29,228
Accrued interest payable	1,470	1,470	1,235	1,235

On-balance sheet derivative
financial instruments:
Interest rate products:
Assets	606	606	741	741
Liabilities	610	610	747	747

6.	Goodwill and Intangible Assets

The Company has recorded goodwill and core deposit intangible (“CDI”) assets in connection with the acquisition of financial institutions.  The Company’s goodwill represents the excess purchase price over the fair value of the assets acquired and liabilities assumed arising from the Company’s acquisition of Beverly National Corporation (“Beverly National”) on October 30, 2009.  The Company’s CDI represents the long-term value of depositor relationships arising from the contractual rights acquired in the Company’s acquisition of Revere Federal Savings Bank (“Revere”) on September 26, 2001 and the Beverly National acquisition on October 30, 2009.

Goodwill

Goodwill is not amortized, but tested for impairment at least annually or when events or changes in circumstances indicate the asset might be impaired.  At March 31, 2011 and December 31, 2010, the gross carrying amount of the Company’s goodwill was $23,857,000.  As of March 31, 2011 and December 31, 2010, the Company did not record any impairment of its goodwill.

DANVERS BANCORP, INC.

Intangible Assets

The Company amortizes CDI premiums over a 10-year period, from the date of acquisition, on an accelerated basis.  The Company periodically evaluates the realizability of intangible assets based on the value of the underlying depositor relationships.  If the value is less than the carrying amount of the intangible asset, the Company would recognize an impairment loss.  As of March 31, 2011 and December 31, 2010, the Company has not recorded any impairment of its CDI assets.

The gross carrying amount, accumulated amortization, net carrying amount and weighted average amortization period of intangible assets, by major class, is as follows:

				Weighted
			Net	Average
	Gross Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
	(In thousands)
March 31, 2011:
Revere acquisition, September 26, 2001	$1,603	$(1,514)	$89	10 years
Beverly National acquisition, October 30, 2009	11,561	(2,891)	8,670	10 years
	$13,164	$(4,405)	$8,759

December 31, 2010:
Revere acquisition, September 26, 2001	$1,603	$(1,485)	$118	10 years
Beverly National acquisition, October 30, 2009	11,561	(2,417)	9,144	10 years
	$13,164	$(3,902)	$9,262

The current period and estimated amortization expense for intangible assets in the succeeding years is as follows:

Three
Months Ended
Aggregate Amortization Expense:	March 31, 2011
(In thousands)
Amortization expense	$503

Remaining Estimated Amortization
Expense for the Years Ending December 31,	Amount
(In thousands)
2011	$1,473
2012	1,647
2013	1,436
2014	1,226
2015	1,016
Thereafter	1,961
$8,759

DANVERS BANCORP, INC.

7.	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase mature on a daily basis and amounted to $33,440,000 and $45,330,000 at March 31, 2011 and December 31, 2010, respectively.  These agreements are secured by obligations of government-sponsored enterprises with a carrying value of $44,074,000 and $53,150,000 at March 31, 2011 and December 31, 2010, respectively.  The obligations to repurchase the securities sold are reflected as a liability in the consolidated balance sheets.  The dollar amount of the securities underlying the agreements remains in the asset accounts.  The securities pledged are registered in the Company’s name; however, the securities are held by the designated trustee of the broker.  Upon maturity of the agreements, the identical securities pledged as collateral are returned to the Company.

8.	Post Retirement Benefits

Defined Benefit Plan

The Company provides pension benefits to eligible former Beverly National employees through a defined benefit plan.  Effective January 1, 2006, the plan was suspended so that participating employees no longer earn additional defined benefits for future services.

The net pension expense for the plan included the following components:

	Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Interest cost	$123	$124
Expected return on plan assets	(135)	(128)
Net pension benefit	$(12)	$(4)

The Company expects to contribute $274,000 to the retirement plan in 2011.  As of March 31, 2011, the Company has contributed $48,000 to its defined benefit plan.

Supplemental Retirement Plan

The Company provides supplemental retirement and death benefits for certain officers of the Company under the terms of the Supplemental Pension Agreement (the “Agreement”).  Benefits to be paid under the Agreement are based primarily on the officer’s salary and years of service.  The Agreement provides nonfunded retirement benefits designed to supplement benefits available through the Beverly’s retirement plan for employees.  The Agreement provides that the officers do not have any right, title or interest in or to any specified assets of the Company or any trust or escrow arrangement.  In connection with the Agreement, two trust agreements were established.  The Company is not the trustee of the trusts.

DANVERS BANCORP, INC.

The net pension expense for the supplemental retirement plan included the following components:

	Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Interest cost	$13	$15
Expected return on plan assets	-	-
Net pension expense	$13	$15

The Company expects to contribute $123,000 to its supplemental retirement plan in 2011.  As of March 31, 2011, the Company has contributed $31,000 to its supplemental retirement plan.

9.	Earnings Per Share

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

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
	2011	2010

Average number of common shares issued	22,316,125	22,316,125
Less: Average treasury shares	(1,613,448)	(614,193)
Less: Average unallocated ESOP shares	(1,207,144)	(1,278,514)
Average number of common shares outstanding used to
calculate basic earnings per common share	19,495,533	20,423,418
Effect of dilutive unvested stock awards	347,924	-
Average number of common shares outstanding used to
calculate diluted earnings per common share	19,843,457	20,423,418

At March 31, 2011 and 2010, options for 1,648,000 and 1,663,000 shares, respectively, were not included in the computation for dilutive earnings per share because to do so would have been antidilutive.

DANVERS BANCORP, INC.

10.	Dividend Declared

On April 28, 2011, the Company declared a cash dividend on its common stock of $.04 per share.  The dividend will be paid on or after May 13, 2011 to shareholders of record as of April 29, 2011.

11.      Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This ASU requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 and the adoption of this ASU had a significant impact on the disclosures in the Company’s March 31, 2011 and December 31, 2010 financial statements.  The Company has provided the disclosures required as of March 31, 2011 and December 31, 2010 beginning on page 14 of this report.

In April 2011, the FASB issued an ASU, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”).  For public companies, this ASU is effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption.  The measurement of impairment should be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of this ASU.  In addition, the TDR disclosures required by ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses should be provided beginning in the period of adoption of this ASU.  The Company will adopt this ASU on July 1, 2011 and is currently evaluating the impact of adoption on its consolidated financial statements.

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

DANVERS BANCORP, INC.

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  We discuss these and other uncertainties in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and in “Risk Factors” on page 41.  Forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

DANVERS BANCORP, INC.

Proposed Merger

On January 20, 2011, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with People’s United Financial, Inc. (“People’s United”), a Delaware corporation.  Pursuant to the Merger Agreement, People’s United will acquire the Company in a 55% stock and 45% cash merger transaction valued at approximately $493 million, based on the 10-day average closing price of People’s United’s common stock for the period ended January 19, 2011.

The Merger Agreement provides that the Company will be merged with and into People’s United (the “Merger”), with People’s United continuing as the surviving corporation.  Simultaneously with the effective time of the Merger, the Company’s subsidiary bank, Danversbank, will be merged with and into People’s United subsidiary bank, People’s United Bank, with People’s United Bank continuing as the surviving entity.  The Company anticipates that the Merger will close in the second quarter of 2011, subject to approval by bank regulatory authorities and by the stockholders of the Company.  A special meeting of stockholders of the Company will be held at the Peabody Marriott Hotel, 8A Centennial Drive, Peabody, Massachusetts 01960 on May 13, 2011 at 10:00 a.m., local time.  People’s United’s shareholder approval is not required for the Merger.

Under the terms and conditions of the Merger Agreement, the Company’s stockholders have the right to elect to receive (i) $23.00 in cash or (ii) 1.624 shares of People’s United common stock for each share of Company common stock, subject to customary pro ration provisions, whereby 55% of Company shares are exchanged for stock and 45% for cash.

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

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total Assets. Total assets decreased by $78.9 million, or 2.8%, for the quarter ended March 31, 2011.  Net loans (including loans held for sale) increased $4.8 million, or 0.3%, securities declined by $86.7 million, or 9.9%, and cash and cash equivalents remained flat for the quarter.  For ALCO purposes, management chose to sell some long-term fixed-rate residential mortgage loans during the quarter.  The bulk of the sales activity was included in one package of loans totaling $25.9 million.  In addition, the combination of sales, calls, maturities and scheduled cash flow resulted in a sizeable decline in the Company’s securities portfolio.  These declines were only partially offset by increases in commercial and industrial and permanent commercial real estate loan balances during the period.  Deposit balances increased by $25.2 million, or 1.2%, for the quarter ended March 31, 2011.  Despite the low levels of short-term interest rates, the Company has experienced success in raising core deposit balances.

DANVERS BANCORP, INC.

Cash and Cash Equivalents. Cash and cash equivalents remained flat at $30.3 million at March 31, 2011.  The cash flows provided by the securities portfolio were used to pay down short-term borrowings.

Securities. The securities portfolio, aggregated $789.6 million at March 31, 2011, a decrease of $86.7 million, or 9.9%, from $876.3 million at December 31, 2010.  A combination of sales, calls, maturities and scheduled cash flow were the reasons for the decline.

At March 31, 2011 and December 31, 2010, mortgage-backed securities (“MBS”) totaled 39.7% and 38.0%, respectively, of our investment portfolio and consisted of high quality rated pass-through securities that are directly insured or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.  The MBS portfolio is backed by pools of one- to four-family mortgages that have loans with interest rates that are within a set range and have varying maturities.  None of our MBS are privately issued or have sub-prime residential mortgages or home equity loans as part of their underlying loan pools.  We target instruments with five- to twelve-year weighted average lives, with expected average life extensions up to a maximum of fifteen years in a rising rate environment.  All our MBS were rated AAA at March 31, 2011 and December 31, 2010.  Although unforeseeable changes in market conditions may affect future ratings, management does not expect a ratings downgrade to any of the Company’s MBS holdings.

The Company holds some municipal bonds in its investment portfolio due to the tax advantages they provide.  At March 31, 2011 and December 31, 2010, all our municipal bonds were rated B or better by a nationally recognized rating agency and mature in thirty years or less.  All of the Company’s holdings, with the exception of four bonds issued by the Town of Danvers, are privately insured.

Net Loans (Excluding Loans Held for Sale).  Net loans as of March 31, 2011 were $1.77 billion, an increase of $7.5 million, or 0.4%, from net loan balances of $1.76 billion as of December 31, 2009.  The most notable increase was in the C&I segment which increased $23.0 million or 2.7%.  This increase was offset by a decline in all of the Company’s other loan segments.  The largest decrease was in the residential real estate segment which declined by $10.8 million or 3.5%, due to the bulk sale of $25.9 million in loans.  Increased competition, and in particular very competitive pricing, from some of the larger banks in our market area continues to be a challenge.

Deposits. Total deposits increased by $25.2 million to $2.13 billion at March 31, 2011, an increase of 1.2% from a balance of $2.10 billion at December 31, 2010.  During the quarter, the Company experienced increases in demand, savings and NOW and money market account deposit categories.  This growth is attributable to the Company’s expanded retail branch presence and on-line banking initiatives.  The Company opened its first retail Boston location in the first quarter of 2010 and its Needham location in the third quarter of 2010.  The previously announced Lexington branch is tentatively scheduled to open during the second quarter of 2011.  Despite the low levels of short-term interest rates, the Company has experienced considerable success at raising core deposit balances.

DANVERS BANCORP, INC.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand deposits	$258,426	12.2%	$246,973	11.7%
Savings and NOW accounts	455,084	21.4	449,036	21.4
Money market accounts	860,203	40.5	837,647	39.9
Total non-certificate accounts	1,573,713	74.1	1,533,656	73.0
Term certificates over $100,000	336,895	15.8	344,165	16.4
Other term certificates	214,629	10.1	222,205	10.6
Total certificate accounts	551,524	25.9	566,370	27.0
Total deposits	$2,125,237	100.0%	$2,100,026	100.0%

Borrowed Funds. The Company relies on borrowings from the Federal Home Loan Bank of Boston (“FHLBB”), as an alternative funding source to deposits and to augment the Company’s short-term liquidity needs.  The balance of these borrowings fluctuates depending upon our ability to attract deposits, coupled with the overall level of loan demand and other investment opportunities.  Funds borrowed from the FHLBB on a short-term and long-term basis decreased by $70.0 million, or 41.7%, and $8.8 million or 4.5%, at March 31, 2011.  Management paid down a portion of Company’s short-term FHLBB borrowings with the aforementioned security portfolio cash inflows and in the process has lessened the Company’s reliance on any single short-term funding source.  The Company had $187.9 million in various FHLBB long-term advances at March 31, 2011.

At March 31, 2011, the Company’s short-term borrowings consisted of $33.4 million in overnight customer repurchase agreements (“REPOs”), a decrease of $11.9 million, or 26.2% from $45.3 million at December 31, 2010.  The Company’s REPOs are securities sold under agreements to repurchase, which are contracts for the sale of securities owned by the Company with an agreement to repurchase those securities at an agreed upon price and date.  The Company uses repurchase agreements as a secondary funding source and as a means of offering commercial deposit customers a commercial sweep account product.

On February 8, 2011, in order to take advantage of the current interest rate environment, the Company exercised the call provision on its Danvers Capital Trust II subordinated debt issuance in the amount of $10,392,000.  The transaction consisted of principal and interest of $10,310,000 and $82,000, respectively.

From a funding and liquidity perspective, the Company has ready access to a number of large and well-diversified short-term funding sources and these alternatives are available at highly competitive rates given the current rate environment.

DANVERS BANCORP, INC.

The following table sets forth the Company’s short-term borrowings and long-term debt for the dates indicated:

	March 31,	December 31,
	2011	2010
	(In thousands)
Short-term borrowings:
Repurchase agreements	$33,440	$45,330
FHLB advances	98,000	168,000
Federal Reserve Bank	-	1,000
Total short-term borrowings	131,440	214,330

Long-term debt:
FHLB advances	187,946	196,778
Total borrowed funds	$319,386	$411,108

Total Stockholders’ Equity. Total stockholders’ equity increased by $841,000 to $286.1 million, or 0.3% at March 31, 2011 from a balance of $285.3 million at December 31, 2010.  This increase was primarily due to net income of $3.2 million which was partially offset by a decline of $1.9 million in net unrealized gains on securities available for sale and $779,000 in dividends paid.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

Net Income. The Company recorded net income for the three months ended March 31, 2011 of $3.2 million, a decrease of $1.1 million from net income of $4.3 million for the three months ended March 31, 2010.  Increases in net interest income and non-interest income were offset by $2.3 million in merger related expenses during the quarter.

Net Interest Income.  Average interest-earning assets and average interest-bearing liabilities increased for the comparable three month periods in 2011 and 2010 due to organic growth.  Net interest income for the three months ended March 31, 2011 increased to $23.0 million from $20.7 million for the three months ended March 31, 2010.  Average interest-earning assets increased by $412.6 million between the two periods.  The increase of $2.3 million or 10.9% in net interest income was the combination of a $3.8 million increase due to volume and a $1.5 million decrease due to rate.  The Company’s net interest margin was 3.43% for the three months ended March 31, 2011 compared to 3.66% for the three months ended March 31, 2010.

Interest and Dividend Income. Interest income increased $2.0 million, or 7.1%, to $31.1 million for the three months ended March 31, 2011 from $29.1 million for the three months ended March 31, 2010.  The increase was primarily due to a higher average balance of our interest-earning assets, offset by a decrease in yields, reflective of the current interest rate environment.  In particular, average loans increased by $140.1 million between the comparable periods.  The Company also experienced an increase in the average balances of securities of $293.3 million.  These increases were partially offset by a decrease in the average balance of interest earning cash equivalents of $20.0 million.  The average yield on securities decreased from 3.99% for the three months ended March 31, 2010 to 3.24% for the same period in 2011.  The decline in the securities portfolio yield directly related to redeploying cash flows from maturities, calls and sales in this lower interest rate environment.  There was also a decrease in loan yield between the periods.  The average yield on loans decreased from 5.63% for the three months ended March 31, 2011 to 5.36% for the same period in 2011, and the overall yield on interest-earning assets decreased from 5.12% to 4.64% for the 2010 and 2011 periods, respectively.

DANVERS BANCORP, INC.

Interest Expense.  Interest expense for the three months ended March 31, 2011 decreased by $207,000, or 2.5%, when compared to the same three-month period in 2010.  Average interest-bearing liabilities increased by $347.3 million between the comparable periods and resulted in a $676,000 increase in interest expense.  A decrease of 30 basis points, or 17.5%, in the average cost of the Company’s interest-bearing liabilities resulted in an offsetting decrease in interest expense of $883,000.  The average cost of deposits decreased from 1.47% for the three months ended March 31, 2011 to 1.25% for the same period in 2011 and rates on interest-bearing liabilities decreased from 1.71% to 1.41% between the comparable periods.  The respective decline in deposit and interest-bearing liability costs relates to the continued low level of interest rates during the period.

Provision for Loan Losses. The Company records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient, in management’s judgment, to absorb losses inherent in the loan portfolio.  The Company recorded provision for loan losses of $1.2 million for both three month periods ended March 31, 2011 and 2010.  Provisions in all periods are reflective of loan balance fluctuations, changes to the loan portfolio composition, management’s evaluation of certain qualitative attributes of the portfolio and net charge-offs.

Gross loans (including loans held for sale) increased $8.7 million during the three months ended March 31, 2011.  Net charge-offs for the three months ended March 31, 2011 and 2010 were $170,000 and $390,000, respectively.  Management increased both its general and specific reserves because of continuing concerns regarding employment and both the local and national economy.  At March 31, 2011, the allowance for loan losses totaled $18.9 million, or 1.06% of total loans outstanding.

Non-interest Income. Non-interest income for the three months ended March 31, 2011 increased by $661,000, or 24.8%, to $3.3 million, compared to $2.7 million for the three months ended March 31, 2010.  This increase was primarily the result of increases in the gain on the sales of loans of $231,000, gain on sales of securities of $229,000 and $279,000 in other operating income.

Non-interest Expense.  Non-interest expense increased $3.8 million, or 21.7%, during the first quarter of 2011 when compared to the same period in 2010.  Included in the increase in non interest expense are $2.3 million in costs related to the proposed merger with People’s United.  The Company also experienced increases in salaries and employee benefits, occupancy, outside services, deposit insurance, and other operating expense, and decreases in other real estate owned and advertising expenses during the first quarter.  Increases in salaries and employee benefits and occupancy expense are the result of the additional personnel and branches related to the expansion of the branch footprint.

Income Taxes. The Company recorded an income tax provision of $684,000 for the three months ended March 31, 2011, an increase in income tax expense of $178,000 when compared to an income tax expense of $506,000 for the three months ended March 31, 2010.  The tax provision between the two periods changed as a result of the combination with Beverly National and the resulting change in the taxable and tax deferred elements of the Company’s revenues.  The effective tax rate for the three months period ended March 31, 2011 was 17.6% compared to 10.6% for the same period in 2010.

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

DANVERS BANCORP, INC.

	Three Months Ended March 31,
	2011				2010
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash equivalents and
certificates of deposit	$7,055		$3	0.17%	$27,052		$47	0.69%
Debt securities: (2)
U.S. Government	-		-	-	15,493		6	0.15
Gov't-sponsored enterprises	480,766		3,506	2.92	218,927		1,943	3.55
Mortgage-backed	321,165		2,848	3.55	294,141		3,129	4.26
Municipal bonds	53,593		580	4.33	24,417		242	3.96
Other	1,062		3	1.13	10,310		303	11.76
Restricted stock	18,172		14	0.31	18,951		-	-
Real estate mortgages (3)	918,151		12,548	5.47	967,439		13,650	5.64
C&I loans (3)	693,367		9,556	5.51	567,021		8,215	5.80
IRBs (3)	188,201		2,022	4.30	124,625		1,468	4.71
Consumer loans (3)	3,105		35	4.51	3,644		56	6.15
Total interest-earning assets	2,684,637		31,115	4.64	2,272,020		29,059	5.12
Allowance for loan losses	(18,258)				(15,083)
Total earning assets less allowance
for loan losses	2,666,379				2,256,937
Non-interest-earning assets	183,187				206,360
Total assets	$2,849,566				$2,463,297

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	$454,208		1,235	1.09	$396,621		1,053	1.06
Money market accounts	842,058		2,105	1.00	653,047		2,255	1.38
Term certificates	561,103		2,476	1.77	558,538		2,597	1.86
Total deposits	1,857,369		5,816	1.25	1,608,206		5,905	1.47
Borrowed funds:
Short-term borrowings	213,672		171	0.32	86,494		96	0.44
Long-term debt	193,914		1,654	3.41	216,992		1,835	3.38
Subordinated debt	24,008		430	7.16	29,965		442	5.90
Total interest-bearing liabilities	2,288,963		8,071	1.41	1,941,657		8,278	1.71
Non-interest-bearing deposits	252,534				213,156
Other non-interest-bearing liabilities	21,992				20,612
Total non-interest-bearing liabilities	274,526				233,768
Total liabilities	2,563,489				2,175,425
Stockholders' equity	286,077				287,872
Total liabilities and stockholders' equity	$2,849,566				$2,463,297

Net interest income			$23,044				$20,781
Net interest rate spread (4)				3.23%				3.41%
Net interest-earning assets (5)	$395,674				$330,363
Net interest margin (6)				3.43%				3.66%
Ratio of interest-earning assets
to total interest-bearing liabilities	1.17	x			1.17	x

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

	Three Months Ended March 31,
	2011 vs. 2010
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Interest-earning cash equivalents and certificates of deposit	$(35)	$(9)	$(44)
Debt securities (1):
U.S. Government	(6)	-	(6)
Gov't-sponsored enterprises and FHLMC	2,324	(761)	1,563
Mortgage-backed	287	(568)	(281)
Municipal bonds	289	49	338
Other	(272)	(28)	(300)
Equity securities	-	14	14
Real estate mortgages (2)	(695)	(407)	(1,102)
C&I loans (2)	1,831	(490)	1,341
IRBs (2)	749	(195)	554
Consumer loans (2)	(8)	(13)	(21)
Total interest-earning assets	4,464	(2,408)	2,056

Interest-bearing liabilities:
Deposits:
Savings and NOW accounts	153	29	182
Money market accounts	653	(803)	(150)
Term certificates	12	(133)	(121)
Total deposits	818	(907)	(89)
Borrowed funds:
Short-term borrowings	141	(66)	75
Long-term debt	(195)	14	(181)
Subordinated debt	(88)	76	(12)
Total interest-bearing liabilities	676	(883)	(207)

Increase in net interest income	$3,788	$(1,525)	$2,263

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

DANVERS BANCORP, INC.

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

Contractual Obligations.  The following table presents information indicating various contractual obligations and commitments of the Company as of the date indicated and their respective maturity dates:

	March 31, 2011
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$134,515	$28,159	$54,835	$68,437	$285,946
Repurchase agreements (1)	33,440	-	-	-	33,440
Subordinated debt	-	-	-	19,655	19,655
Operating leases	3,557	6,480	5,701	16,389	32,127
Total contractual obligations	$171,512	$34,639	$60,536	$104,481	$371,168

(1)	All repurchase agreements mature on a daily basis and are secured by obligations of government-sponsored enterprises.

Loan Commitments.  Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.  The following table presents information indicating various loan commitments of the Company as of the date indicated and their respective maturity dates:

	March 31, 2011
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Commitments to grant loans	$15,519	$-	$-	$-	$15,519
Unfunded commitments under lines of credit	405,722	-	-	-	405,722
Unadvanced funds on construction loans	20,456	14,826	-	-	35,282
Commercial and standby letters of credit	4,041	211	44	148	4,444
Total contractual obligations	$445,738	$15,037	$44	$148	$460,967
Regulatory Capital Requirements.  At March 31, 2011, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.  Prompt corrective action provisions are not applicable to bank holding companies.  At March 31, 2011, the Bank’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios were 11.67%, 10.70 and 7.41%, respectively.  At March 31, 2011, the Company’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios were 15.05%, 14.09% and 9.80%, respectively.

DANVERS BANCORP, INC.

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

For March 31, 2011, the Company used a simulation model to project changes for three rising rate scenarios.  No simulation was run for the falling rate scenarios given that the Federal Funds rate is currently in a range between 0 and 25 basis points.  This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario.  In each of these instances, the Federal Funds rate is used as the driving rate.

The following table sets forth, as of March 31, 2011, the estimated changes in the Company’s net interest income that would result:

	Net Portfolio Value(2)			Net Interest Income

					Increase (Decrease)
Change in	Estimated			Estimated	in Estimated
Interest Rates	Net Portfolio	Estimated Increase (Decrease)		Net Interest	Net Interest Income
(basis points)(1)	Value	Amount	Percent	Income	Amount	Percent
	(Dollars in thousands)

+300bp	$129,019	$(131,596)	-50.5%	$76,258	$(14,539)	-16.0%
+200bp	177,774	(82,841)	-31.8%	82,835	(7,962)	-8.8%
+100bp	224,539	(36,076)	-13.8%	86,423	(4,374)	-4.8%
0bp	260,615	-	0.0%	90,797	-	0.0%
-100bp	295,629	35,014	13.4%	90,851	54	0.1%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	Net portfolio value is the discounted present value of expected cash flows from interest-earning assets, interest-bearing liabilities and off-balance sheet contracts.

DANVERS BANCORP, INC.

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

The base market interest rate forecast, for a rising interest rate scenario, was increased on an instantaneous and sustained basis by 100, 200 and 300 basis points and, for a falling interest rate scenario, decreased by 100 basis points on an instantaneous and sustained basis.  At March 31, 2011, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

DANVERS BANCORP, INC.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Michael Rubin, Steven M. Knudsen, and Ralph E. Swift, each alleged Danvers stockholders, filed putative class actions on February 1, 2, and 14, 2011, respectively, allegedly on behalf of all Danvers stockholders against Danvers, the Danvers board of directors, and People’s United.  The Rubin and Knudsen actions were filed in the Delaware Court of Chancery and were consolidated into one action on February 18, 2011, under the caption In re Danvers Bancorp Inc. Shareholders Litigation.  The Swift action was filed in Massachusetts Superior Court, Suffolk County, and was transferred to the Business Litigation Session on February 17, 2011, under the caption Swift v. Bottomley et al.  The Delaware plaintiffs filed a consolidated amended complaint on March 10, 2011, and the Massachusetts plaintiff filed an amended complaint on March 9, 2011.

The amended complaints generally allege, among other things, that (i) the Danvers directors breached their fiduciary duties by approving the merger, (ii) People’s United and Danvers aided and abetted such breaches and (iii) the proxy statement was deficient in that it failed to disclose certain information.  The amended complaints seek, among other relief, injunctive relief, damages and attorneys’ fees.  Danvers, the Danvers board of directors and People’s United deny any wrongdoing in connection with the proposed merger and maintain that they diligently and scrupulously complied with any and all fiduciary and other legal duties.

On April 22, 2011, the defendants entered into a memorandum of understanding with the In re Danvers Bancorp Inc. Shareholders Litigation plaintiffs regarding the settlement of that action.  In connection with the settlement contemplated by the memorandum of understanding, Danvers has agreed to make certain additional disclosures related to the proposed merger, which are contained in the Company’s Form 8-K filed on April 22, 2011.  The memorandum of understanding contemplates that the parties will seek to enter into a stipulation of settlement.

The stipulation of settlement will be subject to customary conditions, including court approval following notice to Danvers’ stockholders.  In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Delaware Court of Chancery will consider the fairness, reasonableness, and adequacy of the settlement.  There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Delaware Court of Chancery will approve the settlement even if the parties were to enter into such stipulation.  In such event, the proposed settlement as contemplated by the memorandum of understanding may not be consummated.

DANVERS BANCORP, INC.

On May 2, 2011, the Massachusetts Superior Court, Business Litigation Session, granted the defendants’ motion to stay the Swift v. Bottomley et al. action pending final resolution of the Delaware litigation.

Item 1A.  Risk Factors

For the three months ended March 31, 2011, there have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 15, 2011, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

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

As of March 31, 2011, total repurchases under the stock repurchase plan were 854,294 at an average price of $15.28.  In the first quarter of 2011, the Company purchased 37,151 shares, as follows:

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares That May
	Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

January 1-31	-	$-	-	260,651

February 1-28	37,151	$22.02	37,151	223,500

March 1-31	-	$-	-	223,500
Total	37,151	$22.02	37,151

Item 3.  Defaults Upon Senior Securities

None.

DANVERS BANCORP, INC.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

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

Danvers Bancorp, Inc.,

Date:	May 10, 2011	By:	/s/	Kevin T. Bottomley
Kevin T. Bottomley
President and Chief Executive Officer

Date:	May 10, 2011	By:	/s/	James J. McCarthy
James J. McCarthy
Executive Vice President and Chief
Operating Officer

Date:	May 10, 2011	By:	/s/	L. Mark Panella
L. Mark Panella
Executive Vice President and Chief
Financial Officer